Form 10QSB
period 1996-09-30
CHESTER VALLEY BANCORP INC
filed 1996-11-12
CIK 854098

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON DC  20549
                                       FORM 10-QSB
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     Or


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to __________

                       COMMISSION FILE NO.:  0-18833

                        CHESTER VALLEY BANCORP INC.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                PENNSYLVANIA                     23-2598554
         (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

    100 E. LANCASTER AVE., DOWNINGTOWN PA      19335
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                    ------     ------

Transitional Small Business Disclosure Format.   YES         NO   X
                                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK ($1.00 PAR VALUE)              1,633,885
        (TITLE OF EACH CLASS)            (NUMBER OF SHARES OUTSTANDING
                                           AS OF NOVEMBER 1, 1996)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                                      INDEX

                                                                    PAGE
                                                                   NUMBER



PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
      September 30, 1996, and June 30, 1996                            3

    CONSOLIDATED STATEMENTS OF OPERATIONS
      Three Months Ended September 30, 1996 and 1995                   4

    CONSOLIDATED STATEMENTS OF CASH FLOWS
      Three Months Ended September 30, 1996 and 1995                   5

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6-13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS                            14-22


PART 2.  OTHER INFORMATION                                            23

ITEM 1.  LEGAL PROCEEDINGS                                            23

ITEM 2.  CHANGES IN SECURITIES                                        23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          23

ITEM 5.  OTHER INFORMATION                                            23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             23

SIGNATURES                                                            24

                      CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Dollars in Thousands)




                                                               SEPTEMBER 30,             JUNE 30,
                                                                   1996                      1996
                                                               -------------             --------

ASSETS:


Cash in banks                                                    $  1,704                $  1,528
Interest-bearing deposits                                           6,867                   8,784
Investment securities available for sale                            5,169                   6,159
Investment securities (market value - September 30,
$21,612; June 30, $22,491)                                         21,836                  22,864
Mortgage-backed securities (market value - September 30,
$1,704; June 30, $1,755)                                            1,667                   1,729
Accrued interest receivable                                         1,648                   1,616
Loans held for sale                                                   162                      --
Loans receivable, less allowance for possible loan losses
of $2,752 and $2,667                                              238,582                 223,963
Prepaid and deferred income taxes                                   1,054                     720
Real estate owned                                                     121                     121
Property and equipment                                              4,368                   4,323
Other assets                                                        1,208                   1,125
                                                                 --------                --------
   TOTAL ASSETS                                                  $284,386                $272,932
                                                                 ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposit accounts                                                 $232,379                $228,206
Securities sold under agreements to repurchase                      8,503                      --
Advance payments by borrowers for taxes and insurance               1,188                   3,015
Employee Stock Ownership Plan (ESOP) debt                             467                     511
Federal Home Loan Bank advances                                    13,537                  13,972
Accrued interest payable                                              727                     653
Accrued and deferred income taxes                                      87                     322
Other liabilities                                                   2,376                     689
                                                                 --------                --------

   TOTAL LIABILITIES                                              259,264                 247,368
                                                                 --------                --------

STOCKHOLDERS' EQUITY:

Preferred stock - $1.00 par value; 5,000,000 shares                    --                      --
authorized; none issued
Common stock - $1.00 par value; 12,500,000 shares
authorized; 1,657,895 and 1,580,164 shares issued at
September 30 and June 30, respectively                              1,658                   1,580
Additional paid-in capital                                         13,256                  11,675
Common stock acquired by ESOP                                        (467)                   (511)
Retained earnings - partially restricted                           11,211                  13,110
Net unrealized loss on securities available for sale,
net of taxes                                                         (129)                    (97)
                                                                 --------                --------

   Subtotal                                                        25,529                  25,757


Treasury stock, at cost (22,010 shares and 10,464 shares
at September 30 and June 30, respectively)                           (407)                   (193)
                                                                 --------                --------

   TOTAL STOCKHOLDERS' EQUITY                                      25,122                  25,564
                                                                 --------                --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $284,386                $272,932
                                                                 ========                ========


          SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                    CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)




                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   ----------------------------
                                                                       1996              1995
                                                                   ----------        ----------
INTEREST INCOME:

Loans                                                              $    4,855        $    4,563
Mortgage-backed securities                                                 32                38
Investment securities and interest-bearing deposits                       492               442
                                                                   ----------        ----------
   TOTAL INTEREST INCOME                                                5,379             5,043
                                                                   ----------        ----------

INTEREST EXPENSE:

Deposits                                                                2,464             2,459
Securities sold under agreements to repurchase                             27                --
Short-term borrowings                                                      72                60
Long-term borrowings                                                      182               182
                                                                   ----------        ----------
   TOTAL INTEREST EXPENSE                                               2,745             2,701
                                                                   ----------        ----------

NET INTEREST INCOME                                                     2,634             2,342

Provision for possible loan losses                                         96                92
                                                                   ----------        ----------

   NET INTEREST INCOME AFTER PROVISION FOR
     POSSIBLE LOAN LOSSES                                               2,538             2,250
                                                                   ----------        ----------

OTHER INCOME:

Service charges and fees                                                  272               256
Gain on sale of loans                                                       3                 7
Gain on sale of securities available for sale                              48                52
Other                                                                      46                18
                                                                   ----------        ----------

   TOTAL OTHER INCOME                                                     369               333
                                                                   ----------        ----------

OPERATING EXPENSES:

Salaries and employee benefits                                            917               815
Occupancy and equipment                                                   359               324
Data processing                                                           150               124
SAIF special assessment                                                 1,387                --
Deposit insurance premiums                                                130               121
Other                                                                     392               339
                                                                   ----------        ----------

   TOTAL OPERATING EXPENSES                                             3,335             1,723
                                                                   ----------        ----------

Income (loss) before income taxes                                        (428)              860
Income tax expense (benefit)                                             (227)              264
                                                                   ----------        ----------

   NET INCOME (LOSS)                                               $     (201)       $      596
                                                                   ==========        ==========

EARNINGS PER SHARE (1):
  Primary                                                          $    (0.12)       $     0.36
                                                                   ==========        ==========
  Fully Diluted                                                    $    (0.12)       $     0.36
                                                                   ==========        ==========

DIVIDENDS PER SHARE PAID DURING PERIOD (1)                         $     0.11        $     0.09
                                                                   ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
Primary                                                             1,650,563         1,671,235
                                                                   ==========        ==========

Fully Diluted                                                       1,651,629         1,671,576
                                                                   ==========        ==========



(1) EARNINGS PER SHARE, DIVIDENDS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING HAVE BEEN RESTATED TO REFLECT THE EFFECT OF THE 5% STOCK DIVIDEND PAID IN SEPTEMBER 1996.

   SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                    CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                           1996                   1995
                                                                                         ---------               --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $   (201)              $    596
Add (deduct) items not affecting cash flows from operating activities:
  Depreciation                                                                                140                    134
  Provision for possible losses on loans                                                       96                     92
  Gain on sale of loans                                                                        (3)                    (7)
  Gain on sale of securities available for sale                                               (48)                   (52)
  Amortization of deferred loan fees, discounts and premiums                                 (100)                  (160)
  Increase in accrued interest receivable                                                     (32)                   (60)
  Increase in other assets                                                                    (83)                    (6)
  Decrease (increase) in prepaid and deferred income taxes                                   (334)                     7
  Increase (decrease) in accrued and deferred income taxes                                   (235)                    16
  Increase in other liabilities                                                             1,687                    210
  Increase in accrued interest payable                                                         74                     18
                                                                                         --------               --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                      961                    788
                                                                                         --------               --------

CASH FLOWS FROM (USED IN) INVESTMENT ACTIVITIES:
  Capital expenditures                                                                       (185)                   (68)
  Net (increase) decrease in loans and loans held for sale                                (14,749)                 3,216
  Principal receipts on mortgage-backed securities                                             62                     80
  Proceeds from sale of loans                                                                  --                    832
  Proceeds from maturities and calls of investment securities                               1,043                  1,790
  Purchase of investment securities                                                           (19)                  (765)
  Purchase of securities available for sale                                               (12,147)               (24,082)
  Proceeds from sale of securities available for sale                                      13,132                 24,133
  Proceeds from real estate owned                                                              --                      4
                                                                                         --------               --------

NET CASH FLOWS FROM (USED IN) INVESTMENT ACTIVITIES                                       (12,863)                 5,140
                                                                                         --------               --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net increase in savings deposits before interest credited                                 2,114                  2,036
  Interest credited to savings accounts                                                     2,059                  2,110
  Proceeds from securities sold under agreements to repurchase                              8,503                     --
  Repayments of FHLB advances                                                                (435)                   (17)
  Decrease in advance payments by borrowers for taxes and insurance                        (1,827)                (1,884)
  Cash dividends on common stock                                                             (172)                  (134)
  Repayments of principal on ESOP debt                                                        (44)                   (45)
  Sale of common stock under the dividend reinvestment plan                                    --                     45
  Payment for fractional shares                                                               (10)                   (11)
  Stock options exercised                                                                     216                     --
  Reduction of common stock acquired by ESOP                                                   44                     45
  Stock repurchased as treasury stock                                                        (287)                    --
                                                                                         --------               --------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                   10,161                  2,145
                                                                                         --------               --------

Increase (decrease) in cash and cash equivalents                                           (1,741)                 8,073

CASH AND CASH EQUIVALENTS:

Beginning of period                                                                        10,312                  7,444
                                                                                         --------               --------
End of period                                                                            $  8,571               $ 15,517
                                                                                         ========               ========

SUPPLEMENTAL DISCLOSURES:

  Cash payments during the year for:
     Taxes                                                                               $    275               $    240
     Interest                                                                            $  2,669               $  2,686

NON-CASH ITEMS:

  Acquisition of real estate in settlement of loans                                      $     --               $    207
  Stock dividend issued                                                                  $  1,516               $  1,423
  Net unrealized loss on investment securities available for sale                        $     49               $     --
  Tax effect on unrealized loss on investment securities available for sale              $     17               $     --



  SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                          CHESTER VALLEY BANCORP INC.
                                 AND SUBSIDIARY
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB.
         Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

         The results of operations for the three-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Chester Valley Bancorp Inc.'s Annual Report to Stockholders for the fiscal year ended June 30, 1996.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Chester Valley Bancorp Inc. (the "Company" or "Chester Valley"), its wholly-owned subsidiary, First Financial Savings Bank PaSA (the "Bank" or "First Financial"), a Pennsylvania-chartered stock savings association, and the Bank's wholly-owned subsidiary, D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries thereof. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current period's presentation.

         CASH AND CASH EQUIVALENTS

         For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity of generally three months or less.

         INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         The Company divides its securities portfolio into three segments:
         (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category continue to be accounted for at amortized cost. Trading securities, if any, would continue to be accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity.

         Investments and mortgage-backed securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. At the time of purchase, the Company makes a determination on whether or not it will hold the investments and mortgage-backed securities to maturity, based upon an evaluation of the probability of the occurrence of future events. Investments and mortgage-backed securities which the Company believes may be involved in interest rate risk, liquidity, or other asset/liability management decisions which might reasonably result in such securities not being held until maturity, are classified as available for sale. If investments and mortgage-backed securities available for sale are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period.

         ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The allowance for possible loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for possible loan losses which is charged to operations. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

         On July 1, 1995, the Company prospectively implemented Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of Loans," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends SFAS No. 114 and requires certain related disclosures. SFAS No. 114, as amended, requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. The implementation of these statements had no effect on the Company's results of operations, financial condition, or stockholders' equity.

         For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the three-month period ended September 30, 1996, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         LOANS, LOAN ORIGINATION FEES AND UNCOLLECTED INTEREST

         Loans (other than loans held for sale) are recorded at cost net of unearned discounts, deferred fees and allowances. Discounts and premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment of the yield on the loans.

         Uncollected interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan term. Interest income on such loans is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt.

         LOANS HELD FOR SALE

         The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. Loans held for sale are carried at the lower of aggregate cost or fair value, with the resulting gain or loss included in other income for the period.

         REAL ESTATE OWNED ("REO")

         Real estate acquired through foreclosure or by deed in lieu of foreclosure is classified as REO. REO is carried at the lower of cost (lesser of carrying value of the loan or fair value of the property at date of acquisition) or fair value less selling expenses. Costs relating to the development or improvement of the property are capitalized; holding costs are charged to expense.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense as incurred and renewals and betterments are capitalized.

         DEFERRED INCOME TAXES

         The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

         Earnings per share have been calculated based on the weighted average number of common and common equivalent shares outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method. Earnings per share and weighted average shares outstanding have been adjusted to reflect the effect of the 5% stock dividend paid in September 1996.

NOTE 3 - LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                             AT SEPTEMBER 30,     At June 30,
                                                  1996               1996
                                             ----------------     ----------
                                                (Dollars in Thousands)

         First mortgage loans:
           Residential                           $155,960          $148,530
           Construction-residential                 9,824             9,494
           Land acquisition and
            development                             4,932             5,121
           Commercial                              25,238            22,552
           Construction-commercial                  6,472             2,413
         Commercial business                        6,451             5,701
         Consumer                                  43,475            41,486
                                                 --------          --------
         TOTAL LOANS                              252,352           235,298
                                                 --------          --------
         Less:
           Undisbursed loan proceeds:
             Construction-residential              (5,804)           (6,211)
             Construction-commercial               (3,609)             (923)
           Deferred loan fees - net                (1,605)           (1,533)
           Allowance for loan losses               (2,752)           (2,667)
                                                 --------          --------

         NET LOANS                               $238,582          $223,963
                                                 ========          ========


NOTE 4 - EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP") DEBT

         The ESOP purchased 62,500 shares of common stock in connection with the Bank's conversion in 1987 at $7.20 per share, as adjusted for the December 1993 five-for-four stock split effected in the form of a dividend. In 1989 the ESOP purchased an additional 81,235 shares of common stock at a weighted average price of $10.86 per share, also as adjusted for the December 1993 five-for-four stock split. Funds necessary to purchase such shares were borrowed from an independent third-party lender. Neither the Company nor the Bank has guaranteed the debt, but the Company and the Bank have in the past, and anticipate in the future, contributing sufficient funds to the ESOP to enable it to meet its debt service requirements. The outstanding loan balance has been reflected as a liability and a reduction of stockholders' equity in the Company's consolidated statements of financial condition.

         Contributions by the Bank to the ESOP during the three-month periods ended September 30, 1996 and 1995, amounted to $52,583 and $47,909, respectively, and are included in salaries and employee benefits expense. Interest expense paid by the ESOP during the three-month periods ended September 30, 1996 and 1995, amounted to $9,871 and $13,489, respectively, for the ESOP loan.

         The ESOP loans were refinanced in May 1996. The interest rate on the refinanced loan is fixed at 7.50% until maturity with interest expense being computed on the unpaid principal balance. As principal payments are made by the ESOP, the corresponding liability is reduced and stockholders' equity is increased. Principal payments and cash dividends paid on the common stock held by the ESOP during the three-month periods ended September 30, 1996 and 1995, amounted to $43,750 and $44,768, respectively, and remaining principal payments are scheduled as follows:

                          FISCAL YEAR                AMOUNT
                          -----------               --------
                             1997                   $133,500
                             1998                    186,872
                             1999                    146,618

                             TOTAL                  $466,990

         At September 30, 1996, the ESOP had pledged 88,597 shares of unallocated common stock held by it as collateral for the loan.

NOTE 5 - COMMITMENTS

         Commitments to potential mortgagors of the Bank amounted to $6.66 million as of September 30, 1996, of which $3.41 million was for variable-rate loans. The balance of the commitments represents $3.25 million of fixed-rate loans bearing interest rates of 7.25% to 9.75%. At September 30, 1996, the Company had $9.41 million of undisbursed construction loan funds as well as $13.13 million of undisbursed remaining credit line balances. In addition, the Company has issued $101,000 of commercial letters of credit fully secured by deposit accounts or real estate.

NOTE 6 - REGULATORY CAPITAL

         The Bank is required by regulations of the Office of Thrift Supervision ("OTS") to maintain minimum levels of capital as measured by three ratios. Savings institutions are currently required to maintain a minimum regulatory tangible capital equal to 1.5% of total assets, minimum core capital of 3% of total assets, and risk-based capital equal to 8% of risk-weighted assets. At September 30 and June 30, 1996, the Bank exceeded all regulatory capital requirements. The following sets forth the reconciliation of the Bank's compliance with each of the regulatory capital requirements (in thousands):



                                                    SEPTEMBER 30, 1996                          JUNE 30, 1996
                                             ------------------------------------     ----------------------------------
                                             Tangible       Core       Risk-based    Tangible      Core      Risk-based
                                             Capital      Capital      Capital       Capital      Capital      Capital
                                             --------     -------      ----------    -------      -------    ----------

Total Regulatory Capital                     $25,200      $25,200      $27,348       $25,301      $25,301     $27,348
Minimum Required Regulatory Capital            4,268        8,535       13,993         4,095        8,191      13,243
                                             -------      -------      -------       -------      -------     -------
Excess Regulatory Capital                    $20,932      $16,665      $13,355       $21,206      $17,110     $14,105
                                             =======      =======      =======       =======      =======     =======
Regulatory Capital as a
  Percentage of Assets                         8.86%        8.86%       15.64%         9.27%        9.27%      16.52%
Minimum Capital Required as a
  Percentage of Assets                         1.50         3.00         8.00          1.50         3.00        8.00
                                             -------      -------      -------       -------      -------     -------
Excess Regulatory Capital as a
  Percentage of Assets                         7.36%        5.86%        7.64%         7.77%        6.27%       8.52%
                                             =======      =======      =======       =======      =======     =======


The Bank is not under any agreement with the regulatory authorities, nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

                        FINANCIAL CONDITION

The Company's total assets increased to $284.39 million at September 30, 1996, from $272.93 million at June 30, 1996, largely as the result of the increase in net loans and loans held for sale collectively to $238.74 million at September 30, 1996, from $223.96 million at June 30, 1996. The increase in total assets was funded primarily by an increase in deposit accounts and securities sold under agreements to repurchase to $240.88 million at September 30, 1996, from $228.21 million at June 30, 1996.

Stockholders' equity decreased to $25.12 million at September 30, 1996, from $25.56 million at June 30, 1996, primarily as a result of a net loss of $201,000 incurred due to the imposition of a special assessment (discussed below), as well as due to the payment of cash dividends of $172,000, the recognition of net unrealized losses on securities available for sale, net of taxes, of $32,000, and the repurchase of $287,000 of common stock, as well as the payment of $10,000 for fractional shares in connection with the 5% stock dividend paid during the three-month period ended September 30, 1996. The decrease in stockholders' equity was offset, in part, by proceeds of $216,000 from stock options exercised during the period and the reduction in the principal balance of the ESOP debt by $44,000.

                         RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 12.0% to $2.70 million for the three-month period ended September 30, 1996, compared to $2.41 million for the same period in fiscal 1996. Total interest income, on a fully tax equivalent basis, increased to $5.44 million for the three-month period ended September 30, 1996, compared to $5.11 million for the same period in fiscal 1996, primarily as a result of an increase in the average balance of interest-earning assets to $269.22 million or 6.5% for the three-month period ended September 30, 1996, compared to $252.71 million for the same period in 1995. Loan originations in excess of $26 million during the three months ended September 30, 1996, contributed to the increase in the average balance of interest-earning assets. The Bank has been focusing its efforts on commercial real estate and commercial construction loans which accounted for 27% of the loan originations for the three months ended September 30, 1996. The average yield on interest-earning assets remained relatively unchanged at 8.08% compared to 8.09% for the three months ended September 30, 1996 and 1995, respectively. Total interest expense increased to $2.75 million from $2.70 million during the three-month periods ended September 30, 1996 and 1995, respectively, largely as the result of the increase in the average balance on interest-bearing liabilities to $231.43 million or 4.6% for the three-month period ended September 30, 1996, compared to $221.26 million for the same period in 1995. Partially offsetting the effect of the increase in the average balance on interest-bearing liabilities was the decrease in the average rate paid on those liabilities to 4.74% from 4.88% for the three months ended September 30, 1996 and 1995, respectively, in part due to the Bank lowering the rates paid on its interest-bearing checking accounts.

The tax equivalent interest rate spread increased to 3.34% from 3.21%, and the average net yield on interest-earning assets increased to 4.01% from 3.81% for the three-month periods ended September 30, 1996 and 1995, respectively, primarily due to the reasons previously set forth.

PROVISION FOR POSSIBLE LOAN LOSSES

The Company provided $96,000 and $92,000 during the three-month periods ended September 30, 1996 and 1995, respectively, for possible loan losses. These provisions have been added to the Company's allowance for possible loan losses due to the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At September 30, 1996, the allowance for possible loan losses totaled $2.75 million or 1.14% of net loans, compared to $2.67 million or 1.18% of net loans and $2.47 million or 1.12% of net loans at June 30, 1996, and September 30, 1995, respectively. As a percentage of non-performing loans, the allowance for possible loan losses was 134.8% at September 30, 1996, compared to 120.3% at June 30, 1996, and further compared to 93.7% at September 30, 1995.

Provisions for possible loan losses which are added to the allowance for possible loan losses are based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations and that the present allowance for possible loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

OTHER INCOME

Total other income increased 10.8% to $369,000 during the three-month period ended September 30, 1996, as compared to $333,000 during the same period in 1995. Service charges and fees increased to $272,000 from $256,000 at September 30, 1996 and 1995, respectively, as the result of an increase in fees charged on safe deposit box rentals, an increase in the number of safe deposit boxes rented and an increase in commissions earned on the sale of medical and life insurance to the Bank's loan customers.

OPERATING EXPENSES

Total operating expenses for the three-month period ended September 30, 1996, increased to $3.34 million from $1.72 million for the same period in 1995. The increase was mainly due to the one-time Savings Institutions Insurance Fund ("SAIF") special assessment of $1.39 million. The one-time assessment, which requires a payment of 65.7 basis points on SAIF-insured deposits that were held at March 31, 1995, was part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Deposit Insurance Legislation") passed by Congress and signed by the President on September 30, 1996. The assessment will bring the SAIF's reserve ratios to a comparable level of the Bank Insurance Fund portion of the Federal Deposit Insurance Corporation ("FDIC"), at 1.25 per cent of total insured deposits. In addition, the board of the FDIC will be lowering the SAIF premium charged to certain well-capitalized institutions from 23 cents per $100 of deposits to an estimated six and one-half cents per $100 of deposits beginning in January 1997, which will result in an annual estimated pretax savings of $383,000 per year for the Company. Before posting the one-time SAIF assessment, operating expenses increased to $1.95 million from $1.72 million for the three-month periods ended September 30, 1996 and 1995, respectively. These increases were due to
(i) normal salary increases combined with increases in benefits costs, as well as the cost of additional staff for the Bank's Brandywine Square branch which opened during the first quarter of fiscal 1997, (ii) and increase in office rental expense, furniture, fixture and equipment expense, and advertising expense in connection with the opening of the Bank's newest branch, Brandywine Square, in the first quarter of fiscal 1997, and (iii) an increase in data processing expenses related to an increased number of accounts and usage.

INCOME TAX EXPENSE (BENEFIT)

The income tax benefit for the three-month period ended September 30, 1996, was $227,000 due to the loss of $428,000 before income taxes as compared to income tax expense of $264,000 for the same period in 1995.

NET INCOME (LOSS)

The Company earned net income of $631,000 or $.38 per share, for the three months ended September 30, 1996, before posting the one-time SAIF special assessment, compared to $596,000 or $.36 per share for the same period in 1995. The pre-tax effect of the one-time special assessment was $1.39 million resulting in an after-tax charge to earnings of approximately $832,000 or 50 cents per share, which charge was accrued in accordance with generally accepted accounting practices as of September 30, 1996. After recognition of this assessment the Company had a loss of $201,000 or $.12 per share, for the three months ended September 30, 1996.

                              ASSET QUALITY

Non-performing assets are comprised of non-performing loans and REO and totaled $2.16 million at September 30, 1996. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan term. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. At September 30, 1996, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .76% and .72%, respectively, at September 30, 1996, compared to .86% and .81%, respectively, at June 30, 1996, and to 1.13% and .99%, respectively, at September 30, 1995.
 Non-performing loans of $2.04 million at September 30, 1996, consisted of nine residential mortgage loans aggregating $907,000, three construction and land development loans aggregating $737,000, and $398,000 in consumer and commercial loans.

At September 30, 1996, the Company's classified assets, which consisted of assets classified as substandard, doubtful, loss, and REO, totaled $2.46 million compared to $2.97 million at June 30, 1996, and further compared to $3.62 million at September 30, 1995. Included in the assets classified substandard at September 30, 1996 and 1995, and June 30, 1996, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness which may jeopardize the liquidation of the debt.

                LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have historically consisted of deposits, regular principal payments and prepayments of outstanding loans, and borrowings from the Federal Home Loan Bank of Pittsburgh and other sources. During the first three months of fiscal 1997, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. At September 30, 1996, the total of approved mortgage loan commitments amounted to $6.66 million. In addition, at such date the Company had $9.41 million of undisbursed construction loan funds as well as $13.13 million of undisbursed remaining credit line balances, and $101,000 of commercial letters of credit fully
secured by deposit accounts or real estate.   In addition, $49.00 million of
certificates of deposit at the Company are scheduled to mature during the nine months remaining in fiscal 1997, the majority of which the Company believes, on the basis of prior experience, will be reinvested with the Company.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On August 21, 1996, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.11 per share, both of which were paid on September 18, 1996, to stockholders of record as of September 4, 1996. The Bank, which is the Company's wholly-owned subsidiary, is required, under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended September 30, 1996 was 8.13%.

                      ASSET AND LIABILITY MANAGEMENT

The principal objective of the Company's asset and liability management function is to maximize the Company's net interest margin while maintaining an appropriate level of risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate-sensitive assets to interest rate-sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset-Liability Management Committee. Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. One measure of interest rate risk is the GAP ratio, which is defined as the difference between the dollar volume of interest-earning assets and interest-bearing liabilities maturing or repricing within the same specified period of time as a percentage of total assets.

The Company's asset and liability management strategy currently is to emphasize the origination of adjustable-rate mortgages, short-term consumer and business loans, and floating-rate construction loans and commercial real estate loans. This strategy has greatly reduced the Company's vulnerability to changes in interest rates. As of September 30, 1996, adjustable-rate mortgages represented 60.3% of the Company's mortgage loan portfolio. At the same date, $125.51 million, or 45.1% of the Company's interest-sensitive assets were scheduled to reprice within a one-year period, and the Company's cumulative one-year interest rate gap was negative 2.9%. The table on page 22 summarizes the appropriate contractual maturities or replacement periods of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1996. Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust, rather than in the period for which they are contractually due. Fixed-rate loans are included in the periods in which they are anticipated to be repaid. The analysis on page 22 takes into consideration the timing of the repricing but does not take into consideration any restrictions on the magnitude of the repricing interest-sensitive assets.

Rates of interest paid on deposits are priced to be sufficiently competitive in the Company's primary market area to meet its asset and liability management objectives and requirements. In the past, the Company has generally maintained a pricing program for its certificate accounts which entails paying higher rates of interest on longer-term certificates to encourage customers to invest in certificates of deposit for longer maturities. This strategy has assisted the Company in controlling its cost of funds and supported its goal of extending the maturity of its liabilities.

The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to the Federal Home Loan Mortgage Corporation ("FHLMC") of whole loans and 95% participation interests in long-term, fixed-rate residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At September 30, 1996, the Company serviced $22.44 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.
 In fiscal 1995 the Company entered into an agreement with a third party to originate and sell jumbo fixed-rate mortgage loans with servicing released upon sale of the loans. In the current fiscal year the Company had no jumbo fixed-rate loan originations or related sales of such loans.

                   RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995 the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that any related impairment be based on the fair value of the asset. In addition, long-lived assets to be disposed of must be carried at the lower of cost or fair value, less estimated disposal costs. This statement was adopted as of July 1, 1996, and the impact was not material to the Company's results of operations, financial condition, or stockholders' equity.

In May 1995 the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights." This Statement prospectively requires the Company, which services mortgage loans for others in return for a servicing fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company would be required to assess the fair value of these assets at each reporting date to determine impairment. This statement was adopted as of July 1, 1996, and the impact was not material to the Company's results of operations, financial condition, or stockholders' equity.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." This Statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. In the event that fair value accounting is not adopted, the statement requires pro forma disclosure of net income and earnings per share as if fair value accounting had been adopted. The Company does not anticipate adopting the fair value accounting provisions of SFAS 123 and will instead provide the required pro forma disclosures as permitted, starting with the year ending June 30, 1997.

In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and de-recognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company does not anticipate that the adoption of SFAS 125 will have a material impact on its financial statements and will adopt SFAS No. 125 prospectively, effective January 1, 1997, the required date of adoption.

See also Note 2 of the notes to unaudited consolidated financial statements for additional discussion of certain accounting pronouncements.

DEPOSIT INSURANCE PREMIUM

The deposits of the Bank are insured by the SAIF of the FDIC. Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF, and the FDIC had recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

In late 1995 the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semi-annual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their then existing levels (23 basis points for institutions in the lowest risk category). Accordingly, until the SAIF had attained a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank would have been competitively disadvantaged as compared to commercial banks due to this premium differential.

The Deposit Insurance Legislation passed by the U.S. House of Representatives and the Senate was signed into law by the President on September 30, 1996, to recapitalize the SAIF. The special assessment was fully anticipated by the Bank because legislation had been close to enactment on several occasions over the past year. As a result of such legislation, the Bank was required to pay a one-time assessment of 65.7 cents for every $100 of deposits, which amounted to $1.39 million pre-tax with an $832,000 after-tax effect.

The legislation also mandated that SAIF-insured institutions' (such as the Bank's) deposit insurance premiums decline from 23 basis points to approximately 6.4 basis points effective January 1, 1997. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $383,000 (based on current deposit levels). The reduced future annual premiums will more than offset the negative impact on the Company's first-quarter earnings.

             INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1996
                                (DOLLARS IN THOUSANDS)


                                                 MORE THAN       MORE THAN     MORE THAN     MORE THAN
                                                THREE MONTHS     SIX MONTHS    ONE YEAR     THREE YEARS
                                 THREE MONTHS     THROUGH         THROUGH      THROUGH       THROUGH     MORE THAN
                                   OR LESS       SIX MONTHS      ONE YEAR    THREE YEARS    FIVE YEARS   FIVE YEARS   TOTAL
                                 ------------   ------------    ----------   -----------   -----------   ----------  -------

INTEREST-EARNING ASSETS:
Loans (1)
  Adjustable- and
   floating-rate
   mortgages (2)                  $ 34,475         $15,993        $33,411       $22,936       $ 9,455      $    63    $116,333
  Balloons and fixed-rate
   mortgages (2)                     2,158           2,093          4,018        18,312        13,166       36,933      76,680
  Consumer (2) (3)                   7,443             877          1,807         8,020         7,445       17,883      43,475
Securities and
  interest-bearing
  deposits (4)                       4,333              99            191           690           583          555       6,451
                                     9,198           5,722          3,689        11,740         2,268        2,922      35,539
                                  --------         -------        -------       -------       -------      -------    --------

TOTAL INTEREST-EARNING
 ASSETS                           $ 57,607         $24,784        $43,116       $61,698       $32,917      $58,356    $278,478
                                  --------         -------        -------       -------       -------      -------    --------

INTEREST-BEARING LIABILITIES:
Savings accounts (5)              $    625         $   627        $ 1,248            --            --      $20,991    $ 23,491
NOW accounts (5)                       900             900          1,800            --            --       19,405      23,005
Money market accounts (5)           24,576              --             --            --            --           --      24,576
Certificate accounts                42,547          17,811         31,307        29,472        17,683        5,921     144,741
Securities sold under
 agreements to repurchase            8,503              --             --            --            --           --       8,503
Borrowings                           1,044              44          1,692         5,622         3,800        1,802      14,004
                                  --------         -------        -------       -------       -------      -------    --------

TOTAL INTEREST-BEARING
 LIABILITIES                      $ 78,195         $19,382        $36,047       $35,094       $21,483      $48,119    $238,320
                                  --------         -------        -------       -------       -------      -------    --------
Cumulative excess of
 interest-earning assets
 to interest-bearing
 liabilities                      ($20,588)       ($15,186)       ($8,117)      $18,487       $29,921      $40,158    $ 40,158
                                  ========        ========        =======       =======       =======      =======    ========
Cumulative ratio of interest
 rate-sensitive assets to
 interest rate-sensitive
 liabilities                           74%              84%            94%          111%          116%         117%        117%
                                  ========        ========        =======       =======       =======      =======    ========

CUMULATIVE DIFFERENCE AS A
 PERCENTAGE OF TOTAL ASSETS          (7.2%)           (5.3%)         (2.9%)         6.5%         10.5%        14.1%       14.1%
                                   ========        ========        =======       =======       =======      =======    ========


    (1)  NET OF UNDISBURSED LOAN PROCEEDS

    (2)  ASSUMES MARKET PREPAYMENT RATES.

    (3) INCLUDES HOME IMPROVEMENT, HOME EQUITY, AUTOMOBILE AND OTHER CONSUMER LOANS.

    (4) INCLUDES INVESTMENT SECURITIES, MORTGAGE-BACKED SECURITIES AND INTEREST-BEARING DEPOSITS.

    (5) BALANCES DISTRIBUTED AMONG THE VARIOUS REPRICING TIME INTERVALS BASED ON HISTORICAL AND ANTICIPATED REPRICING PATTERNS.

Part II. Other Information

         Item 1.   Legal Proceedings

                        None

         Item 2.   Changes in Securities

                        None

         Item 3.   Defaults Upon Senior Securities

                        Not Applicable.

         Item 4.   Submission of Matters to a Vote of Security Holders

                   The Company's annual meeting of shareholders was held on October 23, 1996, for the following purposes:

                   (1) To elect three directors for a term of three years or until their successors have been elected and qualified:


                             Votes For    Votes Withheld
                             ---------    ---------------

         Gerard F. Griesser  1,371,603        2,554
         Richard L. Radcliff 1,371,645        2,512
         Emory S. Todd       1,371,604        2,553


                   (2) To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997:

                             For:         1,367,122
                             Against:         3,981
                             Abstain:         3,054

         Item 5.   Other Information

                   None

         Item 6.   Exhibits and Reports on Form 8-K

                   None

                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Chester Valley Bancorp Inc.



Date  11/5/96                /S/ ELLEN ANN ROBERTS
                             __________________________________________
                             Ellen Ann Roberts
                             Chairman and   Chief Executive Officer




Date  11/5/96                /S/ CHRISTINE N. DULLINGER
                             ___________________________________________
                             Christine N. Dullinger
                             Treasurer and Chief Financial Officer