Form 10QSB
period 1996-12-31
CHESTER VALLEY BANCORP INC
filed 1997-02-11
CIK 854098

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                                  FORM 10-QSB

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                     Or


   [   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
            For the transition period from           to
                                           ---------    ----------

                         COMMISSION FILE NO.:  0-18833

                          CHESTER VALLEY BANCORP INC.
                          ---------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               PENNSYLVANIA                               23-2598554
               ------------                               ----------
               (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)             Identification No.)



         100 E. LANCASTER AVE., DOWNINGTOWN PA                19335
         --------------------------------------             ----------
         (Address Of Principal Executive Offices)           (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               ----       ----

Transitional Small Business Disclosure Format. YES        NO   X
                                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          COMMON STOCK ($1.00 PAR VALUE)                     1,633,885
          ------------------------------                    ------------
              (Title of Each Class)                (Number of Shares Outstanding
                                                       as of February 1, 1997)

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                                    INDEX

                                                                                                      Page
                                                                                                    Number
                                                                                                    ------

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           December 31, 1996, and June 30, 1996                                                       3

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended December 31, 1996 and 1995                                              4

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Six Months Ended December 31, 1996 and 1995                                                5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended December 31, 1996 and 1995                                                6

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                      7-14


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                      15-23


PART 2.  OTHER INFORMATION                                                                           24
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                           24

ITEM 2.  CHANGES IN SECURITIES                                                                       24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                             24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         24

ITEM 5.  OTHER INFORMATION                                                                           24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                            24

SIGNATURES                                                                                           25
----------

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                                       DECEMBER 31,              June 30,
                                                                                          1996                     1996
                                                                                   ----------------       ---------------
 ASSETS:
 Cash in banks                                                                     $         2,921        $        1,528
 Interest-bearing deposits                                                                   6,040                 8,784
 Investment securities available for sale                                                    9,025                 6,159
 Investment securities (market value - December 31, $19,969; June 30, $22,491)              20,173                22,864
 Mortgage-backed securities (market value - December 31, $1,621; June 30,
  $1,755)                                                                                    1,596                 1,729
 Accrued interest receivable                                                                 1,682                 1,616
 Loans receivable, less allowance for possible loan losses of $2,911 and $2,667            241,410               223,963
 Prepaid and deferred income taxes                                                             876                   720
 Real estate owned                                                                              85                   121
 Property and equipment                                                                      4,894                 4,323
 Other assets                                                                                1,471                 1,125
                                                                                   ----------------       ---------------
      TOTAL ASSETS                                                                 $       290,173        $      272,932
                                                                                   ================       ===============
 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Deposit accounts                                                                  $       242,727        $      228,206
 Advance payments by borrowers for taxes and insurance                                       1,945                 3,015
 Employee Stock Ownership Plan ("ESOP") debt                                                   423                   511
 Federal Home Loan Bank advances                                                            17,332                13,972
 Other borrowings                                                                              250                   --
 Accrued interest payable                                                                      657                   653
 Accrued and deferred income taxes                                                             181                   322
 Other liabilities                                                                             978                   689
                                                                                   ----------------       ---------------
      TOTAL LIABILITIES                                                                    264,493               247,368
                                                                                   ----------------       ---------------
 STOCKHOLDERS' EQUITY:
 Preferred stock - $1.00 par value; 5,000,000 shares authorized; none issued                  --                    --
 Common stock - $1.00 par value; 12,500,000 shares authorized; 1,657,895 and
   1,580,164 shares issued at December 31 and June 30, respectively                          1,658                 1,580
 Additional paid-in capital                                                                 13,252                11,675
 Common stock acquired by ESOP                                                               (423)                 (511)
 Retained earnings - partially restricted                                                   11,688                13,110
 Net unrealized loss on securities available for sale, net of taxes                           (51)                  (97)
                                                                                   ----------------       ---------------
   Subtotal                                                                                 26,124                25,757
 Treasury stock, at cost (24,010 shares and 10,464 shares at December 31 and
   June 30, respectively)                                                                    (444)                 (193)
                                                                                   ----------------       ---------------
      TOTAL STOCKHOLDERS' EQUITY                                                            25,680                25,564
                                                                                   ----------------       ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $       290,173        $      272,932
                                                                                   ================       ===============

See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                        -------------------------------------------
                                                                                 1996                    1995
                                                                        -----------------         -----------------
 INTEREST INCOME:
   Loans                                                                    $      5,138              $      4,650
   Mortgage-backed securities                                                         31                        36
   Investment securities and interest-bearing deposits                               437                       469
                                                                        -----------------         -----------------
      TOTAL INTEREST INCOME                                                        5,606                     5,155
                                                                        -----------------         -----------------

 INTEREST EXPENSE:
   Deposits                                                                        2,548                     2,514
   Securities sold under agreements to repurchase                                     24                       --
   Short-term borrowings                                                              80                        33
   Long-term borrowings                                                              200                       189
                                                                        -----------------         -----------------
      TOTAL INTEREST EXPENSE                                                       2,852                     2,736
                                                                        -----------------         -----------------

 NET INTEREST INCOME                                                               2,754                     2,419
   Provision for possible loan losses                                                164                        93
                                                                        -----------------         -----------------
       NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                2,590                     2,326
                                                                        -----------------         -----------------

 OTHER INCOME:
   Service charges and fees                                                          236                       234
   Loss on sale of loans held for sale                                               --                        (3)
   Gain on sale of securities available for sale                                      20                        35
   Other                                                                              51                        22
                                                                        -----------------         -----------------
      TOTAL OTHER INCOME                                                             307                       288
                                                                        -----------------         -----------------

 OPERATING EXPENSES:
   Salaries and employee benefits                                                    885                       811
   Occupancy and equipment                                                           379                       315
   Data processing                                                                   158                       129
   Deposit insurance premiums                                                        131                       125
   Other                                                                             410                       366
                                                                        -----------------         -----------------
      TOTAL OPERATING EXPENSES                                                     1,963                     1,746
                                                                        -----------------         -----------------

   Income before income taxes                                                        934                       868
   Income tax expense                                                                276                       267
                                                                        -----------------         -----------------
 NET INCOME                                                                 $        658              $        601
                                                                        =================         =================

 EARNINGS PER SHARE (1):
   Primary                                                                  $       0.40              $       0.36
                                                                        =================         =================
   Fully Diluted                                                            $       0.40              $       0.36
                                                                        =================         =================

 DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                 $       0.11              $       0.09
                                                                        =================         =================

 WEIGHTED AVERAGE SHARES OUTSTANDING (1):
   Primary                                                                     1,643,943                 1,669,493
                                                                        =================         =================
   Fully Diluted                                                               1,645,535                 1,670,979
                                                                        =================         =================

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

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                       SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                             -----------------------------------
                                                                                   1996                 1995
                                                                             ----------------     --------------
 INTEREST INCOME:
   Loans                                                                        $      9,993        $     9,213
   Mortgage-backed securities                                                             63                 74
   Investment securities and interest-bearing deposits                                   929                911
                                                                             ----------------     --------------
      TOTAL INTEREST INCOME                                                           10,985             10,198
                                                                             ----------------     --------------

 INTEREST EXPENSE:
   Deposits                                                                            5,012              4,973
   Securities sold under agreements to repurchase                                         51                --
   Short-term borrowings                                                                 152                 93
   Long-term borrowings                                                                  382                371
                                                                             ----------------     --------------
      TOTAL INTEREST EXPENSE                                                           5,597              5,437
                                                                             ----------------     --------------

 NET INTEREST INCOME                                                                   5,388              4,761
   Provision for possible loan losses                                                    260                185
                                                                             ----------------     --------------
       NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                    5,128              4,576
                                                                             ----------------     --------------

 OTHER INCOME:
   Service charges and fees                                                              508                490
   Gain on sale of loans held for sale                                                     3                  4
   Gain on sale of securities available for sale                                          68                 87
   Other                                                                                  97                 40
                                                                             ----------------     --------------
      TOTAL OTHER INCOME                                                                 676                621
                                                                             ----------------     --------------

 OPERATING EXPENSES:
   Salaries and employee benefits                                                      1,802              1,626
   Occupancy and equipment                                                               738                639
   Data processing                                                                       308                253
   SAIF special assessment                                                             1,387               --
   Deposit insurance premiums                                                            261                246
   Other                                                                                 802                705
                                                                             ----------------     --------------
      TOTAL OPERATING EXPENSES                                                         5,298              3,469
                                                                             ----------------     --------------


   Income before income taxes                                                            506              1,728
   Income tax expense                                                                     49                531
                                                                             ----------------     --------------

 NET INCOME                                                                     $        457        $     1,197
                                                                             ================     ==============
 EARNINGS PER SHARE (1):
   Primary                                                                      $       0.28        $      0.72
                                                                             ================     ==============
   Fully Diluted                                                                $       0.28        $      0.72
                                                                             ================     ==============

 DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                     $       0.21        $      0.17
                                                                             ================     ==============

 WEIGHTED AVERAGE SHARES OUTSTANDING (1):
   Primary                                                                         1,647,253          1,670,365
                                                                             ================     ==============
   Fully Diluted                                                                   1,648,582          1,671,278
                                                                             ================     ==============

 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effect of the 5% stock dividend paid in September 1996.

See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                             ---------------------------------------------------
                                                                                      1996                          1995
                                                                             ---------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $        457                     $      1,197
 Add (deduct) items not affecting cash flows from operating activities:
    Depreciation                                                                         284                              269
    Provision for possible losses on loans                                               260                              185
    Gain on sale of loans held for sale                                                   (3)                              (4)
    Gain on sale of securities available for sale                                        (68)                             (87)
    Amortization of deferred loan fees, discounts and premiums                          (242)                            (297)
    Increase in accrued interest receivable                                              (66)                             (58)
    Increase in other assets                                                            (346)                             (13)
    Decrease (increase) in prepaid and deferred income taxes                            (156)                              31
    Increase (decrease) in accrued and deferred income taxes                            (141)                              18
    Increase in other liabilities                                                        289                              115
    Increase (decrease) in accrued interest payable                                        4                               (9)
--------------------------------------------------------------------------------------------------------------------------------
 NET CASH FLOWS FROM OPERATING ACTIVITIES                                                272                            1,347
--------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM (USED IN) INVESTMENT ACTIVITIES:
    Capital expenditures                                                                (855)                            (280)
    Net (increase) decrease in loans and loans held for sale                         (17,687)                           1,770
    Principal receipts on mortgage-backed securities                                     132                              147
    Proceeds from sale of loans held for sale                                            162                            1,420
    Proceeds from maturities and calls of investment securities                        2,703                            3,165
    Purchase of investment securities                                                    (20)                          (1,528)
    Purchase of securities available for sale                                        (29,064)                         (47,403)
    Proceeds from sale of securities available for sale                               26,334                           42,230
    Proceeds from real estate owned                                                       86                                6
--------------------------------------------------------------------------------------------------------------------------------
 NET CASH FLOWS USED IN INVESTMENT ACTIVITIES                                        (18,209)                            (473)
--------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Net increase in savings deposits before interest credited                         10,249                            3,691
    Interest credited to savings accounts                                              4,272                            4,207
    Proceeds from FHLB advances                                                        4,815                            2,248
    Repayments of FHLB advances                                                       (1,455)                          (1,836)
    Decrease in advance payments by borrowers for taxes and insurance                 (1,070)                          (1,123)
    Proceeds from other borrowings                                                       250                               --
    Cash dividends on common stock                                                      (353)                            (276)
    Repayments of principal on ESOP debt                                                 (88)                             (92)
    Sale of common stock under the dividend reinvestment plan                             (4)                              121
    Payment for fractional shares                                                        (10)                             (11)
    Stock options exercised                                                              216                               --
    Reduction of common stock acquired by ESOP                                            88                               92
    Stock repurchased as treasury stock                                                 (324)                             (64)
--------------------------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                              16,586                            6.957
--------------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                                     (1,351)                           7,831

 CASH AND CASH EQUIVALENTS:
    Beginning of period                                                               10,312                            7,444
                                                                             -----------------                 ----------------
    End of period                                                               $      8,961                     $     15,275
                                                                             =================                 ================

 SUPPLEMENTAL DISCLOSURES:
    Cash payments during the year for:
       Taxes                                                                    $        317                     $        510
       Interest                                                                 $      5,593                     $      5,448

 NON-CASH ITEMS:
    Acquisition of real estate in settlement of loans                           $         50                     $        207
    Stock dividend issued                                                       $      1,516                     $      1,417
    Transfer of investment securities to investment
      securities available for sale                                             $        --                      $      3,192
    Net unrealized gain on investment securities available
      for sale                                                                            71                     $         86
    Tax effect on unrealized gain on investment securities
      available for sale                                                        $         25                     $         29


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

                 The results of operations for the six-month period ended December 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Chester Valley Bancorp Inc.'s Annual Report to Stockholders for the fiscal year ended June 30, 1996.

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

                 INVESTMENTS AND MORTGAGE-BACKED SECURITIES

                 The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and
                 (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities, if any, are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity.

                 Investments and mortgage-backed securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. At the time of purchase, the Company makes a determination on whether or not it will hold the investments and mortgage-backed securities to maturity, based upon an evaluation of the probability of the occurrence of certain future events. Investments and mortgage-backed securities which the Company believes may be involved in interest rate risk, liquidity, or other asset/liability management decisions which might reasonably result in such securities not being held until maturity, are classified as available for sale. If investments and mortgage-backed securities available for sale are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period.

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

                 On July 1, 1995, the Company prospectively implemented Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of Loans," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends SFAS No. 114 and requires certain related disclosures. SFAS No. 114, as amended, requires certain impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's market price or the fair value of the collateral if the loan is collateral dependent. The implementation of these statements had no material effect on the Company's results of operations, financial condition, or stockholders' equity.

                 For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the three- and six-month periods ended December 31, 1996, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

                 Uncollected interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income on such loans is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt.

                 LOANS HELD FOR SALE

                 The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its originated loan sale policy and revises it as deemed necessary. Loans held for sale are carried at the lower of aggregate cost or fair value, with the resulting gain or loss included in other income for the period.

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

NOTE 3 -         LOANS RECEIVABLE

                 Loans receivable are summarized as follows:

                                                             AT DECEMBER 31,                 At June 30,
                                                                  1996                           1996
                                                           ------------------------   --------------------------
                                                                          (Dollars in Thousands)
                  First mortgage loans:
                     Residential                                       $154,161                        $148,530
                     Construction-residential                             9,125                           9,494
                     Land acquisition and
                        development                                       5,749                           5,121
                     Commercial                                          29,489                          22,552
                     Construction-commercial                              4,808                           2,413
                  Commercial business                                     7,386                           5,701
                  Consumer                                               45,473                          41,486
                                                           ------------------------   --------------------------

                  TOTAL LOANS                                           256,191                         235,298
                                                           ------------------------   --------------------------

                  Less:
                     Undisbursed loan proceeds:
                        Construction-residential                        (6,833)                         (6,211)
                        Construction-commercial                         (3,486)                           (923)
                     Deferred loan fees - net                           (1,551)                         (1,533)
                     Allowance for loan losses                          (2,911)                         (2,667)
                                                           ------------------------   --------------------------

                  NET LOANS                                            $241,410                        $223,963
                                                           ========================   ==========================

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

                 Contributions by the Bank to the ESOP during the six-month periods ended December 31, 1996 and 1995, amounted to $95,623 and $101,266, respectively, and are included in salaries and employee benefits expense. Interest expense paid by the ESOP for the ESOP loan during the six-month periods ended December 31, 1996 and 1995, amounted to $18,959 and $26,007, respectively.

                 The ESOP loans were refinanced in May 1996, such loans being combined into one. The interest rate on the refinanced loan is fixed at 7.50% until maturity with interest expense being computed on the unpaid principal balance. As principal payments are made by the ESOP, the corresponding liability is reduced and stockholders' equity is increased. Principal payments and cash dividends paid on the common stock held by the ESOP during the six-month periods ended December 31, 1996 and 1995, amounted to $87,500 and $91,657, respectively, and remaining principal payments are scheduled as follows:

                        FISCAL YEAR                      AMOUNT
                   ----------------------       ----------------------
                           1997                        $    89,750
                           1998                            186,872
                           1999                            146,618
                                                ----------------------
                           TOTAL                       $   423,240
                                                ======================

                 At December 31, 1996, the ESOP had pledged 88,597 shares of unallocated common stock held by it as collateral for the loan.

NOTE 5 -         COMMITMENTS

                 Commitments to potential mortgagors of the Bank amounted to $4.67 million as of December 31, 1996, of which $3.40 million was for variable-rate loans. The balance of the commitments represents $1.27 million of fixed-rate loans bearing interest rates of 6.50% to 7.75%. At December 31, 1996, the Company had $10.32 million of undisbursed construction loan funds as well as $13.55 million of undisbursed remaining credit line balances. In addition, the Company has issued $81,000 of commercial letters of credit fully secured by deposit accounts or real estate.

NOTE 6 -         REGULATORY CAPITAL

                 The Bank is required by regulations of the Office of Thrift Supervision ("OTS") to maintain minimum levels of capital as measured by three ratios. Savings institutions are currently required to maintain a minimum regulatory tangible capital equal to 1.5% of total assets, minimum core capital of 3% of total assets, and risk-based capital equal to 8% of total risk-weighted assets. At December 31 and June 30, 1996, the Bank exceeded all regulatory capital requirements. The following sets forth the reconciliation of the Bank's compliance with each of the regulatory capital requirements (dollars in thousands):


                                                   DECEMBER 31, 1996                                   June 30, 1996
                               --------------------------------------------------    ----------------------------------------------
                                   TANGIBLE              CORE         RISK-BASED         Tangible            Core        Risk-based
                                    CAPITAL           CAPITAL            CAPITAL          Capital         Capital           Capital
                               -------------    --------------    ---------------   --------------   -------------   --------------
 Total Regulatory Capital        $   25,150       $    25,150      $      27,308      $    25,301      $   25,301      $     27,348
 Minimum  Required  Regulatory
   Capital                            4,353             8,707             14,325            4,095           8,191            13,243
                               -------------    --------------    ---------------   --------------   -------------   --------------
 Excess Regulatory Capital       $   20,797       $    16,443      $      12,983      $    21,206      $   17,110      $     14,105
                               =============    ==============    ===============   ==============   =============   ==============
 Regulatory Capital as a
   Percentage of Assets               8.67%             8.67%             15.25%            9.27%           9.27%            16.52%
 Minimum  Capital Required  as
   a Percentage of Assets             1.50              3.00               8.00             1.50            3.00              8.00
                               -------------    --------------    ---------------   --------------   -------------   --------------
 Excess Regulatory Capital as a
   Percentage of Assets               7.17%             5.67%              7.25%            7.77%           6.27%             8.52%
                               =============    ==============    ===============   ==============   =============   ==============

The Bank is not under any agreement with the regulatory authorities, nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              FINANCIAL CONDITION

The Company's total assets increased to $290.17 million at December 31, 1996, from $272.93 million at June 30, 1996, largely as the result of the increase in net loans to $241.41 million at December 31, 1996, from $223.96 million at June 30, 1996. The increase in total assets was funded primarily by an increase in deposit accounts to $242.73 million at December 31, 1996, from $228.21 million at June 30, 1996.

Stockholders' equity increased to $25.68 million at December 31, 1996, from $25.56 million at June 30, 1996, as a result of net income earned of $457,000, proceeds of $216,000 from stock options exercised during the period, the recognition of net unrealized gains on securities available for sale, net of taxes, of $46,000, and the reduction in the principal balance of the ESOP debt by $88,000. The increase in stockholders' equity was offset, in large part, by the payment of cash dividends totaling $353,000, the repurchase of $324,000 of common stock, as well as the payment of $10,000 for fractional shares in connection with the 5% stock dividend paid during the six-month period ended December 31, 1996.

                             RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 13.7% to $2.82 million for the three-month period ended December 31, 1996, and 12.9% to $5.51 million for the six-month period ended December 31, 1996, compared to $2.48 million and $4.88 million for the same periods in 1995. Total interest income, on a fully tax equivalent basis, increased to $5.67 million and $11.11 million for the three- and six-month periods ended December 31, 1996, from $5.21 million and $10.31 million for the same periods in 1995, primarily as the result of the combined effects of an increase in both the average balance of interest-earning assets and the average yield on such assets. The average balance of interest-earning assets increased to $276.51 million and $272.66 million for the three- and six-month periods ended December 31, 1996, from $255.68 million and $253.98 million for the same periods in 1995. In addition, the average yield on the interest-earning assets increased to 8.20% and 8.15% for the three- and six-month periods ended December 31, 1996, from 8.15% and 8.12% for the same periods in 1995. Loan originations of $43.85 million during the six months ended December 31, 1996, contributed to the increase in the average balance of interest-earning assets. The increase in the average yield of such assets is the result of the Bank increasing its emphasis on originating commercial real estate and commercial construction loans. Such loans accounted for 23% of the loan originations during the six-month period ended December 31, 1996, and contributed to a shift in the composition of the Bank's loan portfolio from lower-yielding residential mortgages to higher-yielding commercial mortgages.

Total interest expense increased to $2.85 million and $5.60 million from $2.74 million and $5.44 million for the respective three-and six-month periods in 1996 and 1995, largely as the result of the increase in the average balance of interest-bearing liabilities to $239.70 million and $235.24 million as compared to $221.77 million and $221.38 million for the same periods in 1995. Partially offsetting the effect of the increases in the average balance of interest-bearing liabilities were the decreases in the average rate paid on those liabilities to 4.76% for both the three- and six-month periods ended December 31, 1996, from 4.94% and 4.91% for the same periods in 1995, respectively, in part due to the Bank lowering the rates paid on its interest-bearing checking accounts.

The tax equivalent interest rate spread increased to 3.39% from 3.21%, and the average net yield on interest-earning assets increased to 4.04% from 3.83% for the six-month periods ended December 31, 1996 and 1995, respectively, due to the reasons discussed above.

PROVISION FOR POSSIBLE LOAN LOSSES

The Company provided $164,000 and $260,000 during the three- and six-month periods ended December 31, 1996, respectively, for possible loan losses as compared to $93,000 and $185,000 for the same periods in 1995. These provisions have been added to the Company's allowance for possible loan losses due to the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At December 31, 1996, the allowance for possible loan losses totaled $2.91 million or 1.19% of net loans, compared to $2.67 million or 1.18% of net loans and $2.56 million or 1.16% of net loans at June 30, 1996, and December 31, 1995, respectively. As a percentage of non-performing loans, the allowance for possible loan losses was 164.4% at December 31, 1996, compared to 120.3% at June 30, 1996, and further compared to 93.7% at December 31, 1995.

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

OTHER INCOME

Total other income increased to $307,000 and $676,000 during the three- and six-month periods ended December 31, 1996, as compared to $288,000 and $621,000 during the same periods in 1995 due to increases in service charges and fees. Service charges and fees increased to $508,000 from $490,000 during the six-month periods ended December 31, 1996 and 1995, respectively, as the result of an increase in fees charged on safe deposit box rentals, an increase in the number of safe deposit boxes rented and an increase in commissions earned on the sale of disability and life insurance to the Bank's loan customers.

OPERATING EXPENSES

Total operating expenses for the three- and six-month periods ended December 31, 1996, increased to $1.96 million and $5.30 million, respectively, from $1.75 million and $3.47 million for the same periods in 1995. The increase for the six months ended December 31, 1996, was mainly due to the one-time Savings Institutions Insurance Fund ("SAIF") special assessment of $1.39 million. The one-time assessment, which required a payment of 65.7 basis points on SAIF-insured deposits that were held as of March 31, 1995, was part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Deposit Insurance Legislation") passed by Congress and signed by the President on September 30, 1996. The assessment brought the SAIF's reserve ratio to a comparable level of that of the Bank Insurance Fund portion of the Federal Deposit Insurance Corporation ("FDIC"), at 1.25 per cent of total insured deposits. In addition, the board of the FDIC lowered the SAIF premium charged to certain well-capitalized institutions from 23 cents per $100 of deposits to
6.44 cents per $100 of deposits beginning in January 1997, which will result in an annual estimated pretax savings of approximately $400,000 per year for the Company. The increase in operating expenses for the three- and six-month periods ended December 31, 1996, was also due to (i) normal salary increases combined with increases in benefits expense, as well as the cost of additional staff for the Bank's newest branch office, Brandywine Square, which opened during the first quarter of fiscal 1997, (ii) an increase in office rental expense, furniture, fixture and equipment expense, and advertising expense in connection with the opening of the Brandywine Square branch office in the first quarter of fiscal 1997, and (iii) an increase in data processing expenses related to an increased number of accounts and usage.

INCOME TAX EXPENSE

Income tax expense was $276,000 and $49,000 for the three- and six-month periods ended December 31, 1996, compared to $267,000 and $531,000 for the same periods in 1995. The decrease in income tax expense for the six-month period ended December 31, 1996, was the result of the $1.39 million one-time SAIF assessment which caused the Company to incur a net loss for the first quarter of fiscal 1997.

NET INCOME

The Company earned net income of $457,000 or $.28 per share, for the six months ended December 31, 1996, after posting the one-time SAIF special assessment, compared to $1.20 million or $.72 per share for the same period in 1995. The pre-tax effect of the one-time special assessment was $1.39 million resulting in an after-tax charge to earnings of approximately $832,000 or $.50 per share. But for the special SAIF assessment, the Company would have earned net income of $1.29 million or $.78 per share, for the six months ended December 31, 1996.


                                 ASSET QUALITY

Non-performing assets are comprised of non-performing loans and REO and totaled $1.86 million at December 31, 1996. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan term. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. At December 31, 1996, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .64% and .61%, respectively, at December 31, 1996, compared to .86% and .81%, respectively, at June 30, 1996, and to 1.08% and .95%, respectively, at December 31, 1995. Non-performing loans totaling $1.77 million at December 31, 1996, consisted of nine residential mortgage loans aggregating $878,000, one land loan for $425,000, and $471,000 in consumer and commercial business loans. Subsequent to December 31, 1996, the Company foreclosed on the non-performing land loan and has classified it as REO at its fair value less selling expenses which required a $100,000 charge-off to the allowance for loan losses. The Company is currently evaluating its alternatives with regard to disposition of the property.

At December 31, 1996, the Company's classified assets, which consisted of assets classified as substandard, doubtful, loss, and REO, totaled $1.97 million compared to $2.97 million at June 30, 1996, and further compared to $3.55 million at December 31, 1995. Included in the assets classified substandard at December 31, 1996 and 1995, and June 30, 1996, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to a well-defined weakness which may jeopardize the liquidation of the debt.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have historically consisted of deposits, regular principal payments and prepayments of outstanding loans, and borrowings from the Federal Home Loan Bank of Pittsburgh and other sources. During the first six months of fiscal 1997, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. At December 31, 1996, the total of approved mortgage loan commitments amounted to $4.67 million. In addition, at such date the Company had $10.32 million of undisbursed construction loan funds and $13.55 million of undisbursed remaining credit line balances, as well as $81,000 of commercial letters of credit fully secured by deposit accounts or real estate. $58.76 million of certificates of deposit are scheduled to mature during the remainder of fiscal 1997, the majority of which the Company believes, on the basis of prior experience, will be reinvested with the Company.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On November 20, 1996, the Board of Directors declared a quarterly cash dividend of $.11 per share which was paid on December 18, 1996, to stockholders of record as of December 4, 1996. The Bank, which is the Company's wholly-owned subsidiary, is required, under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must amount to not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended December 30, 1996 was 8.38%.


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

The Company's asset and liability management strategy currently is to emphasize the origination of adjustable-rate mortgages, short-term consumer and commercial business loans, and floating-rate construction loans and commercial real estate loans. This strategy has greatly reduced the Company's vulnerability to changes in interest rates. As of December 31, 1996, $120.84 million, or 42.7% of the Company's interest-sensitive assets were scheduled to reprice within a one-year period, and the Company's cumulative one-year interest rate gap was negative 4.2%. The table on page 23 summarizes the appropriate contractual maturities or replacement periods of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996. Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust, rather than in the period for which they are contractually due. Fixed-rate loans are included in the periods in which they are anticipated to be repaid. The analysis on page 23 takes into consideration the timing of the repricing but does not take into consideration any restrictions on the magnitude of the repricing interest-sensitive assets.

Rates of interest paid on deposits are priced to be sufficiently competitive in the Company's primary market area to meet its asset and liability management objectives and requirements. The Company generally maintains a pricing program for its certificate accounts which entails paying higher rates of interest on longer-term certificates to encourage customers to invest in certificates of deposit for longer maturities. This strategy has assisted the Company in controlling its cost of funds and supported its goal of extending the maturity of its liabilities.

The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to the Federal Home Loan Mortgage Corporation ("FHLMC") of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At December 31, 1996, the Company serviced $22.39 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes. In fiscal 1995 the Company entered into an agreement with a third party to originate and sell jumbo fixed-rate mortgage loans with servicing released upon sale of the loans. In the current fiscal year, the Company had no jumbo fixed-rate loan originations or related sales of such loans.

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

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." This Statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. In the event that fair value accounting is not adopted, the statement requires pro forma disclosure in the entry's financial statements of net income and earnings per share as if fair value accounting had been adopted. The Company does not anticipate adopting the fair value accounting provisions of SFAS 123 and will instead provide the required pro forma disclosures as permitted, starting with the fiscal year ending June 30, 1997.

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

DEPOSIT INSURANCE PREMIUM

The deposits of the Bank are insured by the SAIF administered by the FDIC.
Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. By 1996 the BIF had achieved a fully funded status in contrast to the SAIF, and in late 1995 the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semi-annual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their then existing levels (23 basis points for institutions in the lowest risk category). Accordingly, until the SAIF attained a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank would have been competitively disadvantaged as compared to commercial banks due to this premium differential.

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

The legislation also mandated that SAIF-insured institutions' (such as the Bank's) deposit insurance premiums decline from 23 basis points to approximately 6.4 basis points effective January 1, 1997. In addition, BIF-insured institutions' assessment rates were established at 1.3 basis points. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $400,000 (based on current deposit levels). The reduced future annual premiums will more than offset the negative impact of the one-time assessment on the Company's earnings.

            INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                               MORE THAN           MORE THAN         MORE THAN
                                                                            THREE MONTHS          SIX MONTHS          ONE YEAR
                                                        THREE MONTHS             THROUGH             THROUGH           THROUGH
                                                             OR LESS          SIX MONTHS            ONE YEAR       THREE YEARS
                                                      -------------------------------------------------------------------------
 INTEREST-EARNING ASSETS:
    Loans (1)
        Adjustable- and floating-rate mortgages (2)          $20,138             $17,612             $39,470           $22,198
        Balloons and fixed-rate mortgages (2)                  2,199               2,437               4,109            19,780
        Consumer (2) (3)                                       7,554                 972               2,005             8,894
        Commercial                                             4,738                 126                 243               888
    Securities and interest-bearing deposits (4)              13,562                 974               4,698            10,129
                                                      -------------------------------------------------------------------------

    TOTAL INTEREST-EARNING ASSETS                            $48,191             $22,121             $50,525           $61,889
                                                      -------------------------------------------------------------------------

 INTEREST-BEARING LIABILITIES:
    Savings accounts (5)                                        $999                $999              $2,002              --
    NOW accounts (5)                                             900                 900               1,800              --
    Money market accounts (5)                                 27,593                --                  --                --
    Certificate accounts                                      41,402              17,860              37,002            29,251
    Borrowings                                                  --                   598               1,000             3,430
                                                      -------------------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES                       $70,894             $20,357             $41,804           $32,681
                                                      -------------------------------------------------------------------------

 Cumulative excess of interest-earning assets
    to interest-bearing liabilities                        ($22,703)           ($20,939)           ($12,218)           $16,990
                                                           =========           =========           =========           =======
 Cumulative ratio of interest rate-sensitive
    assets to interest rate-sensitive liabilities                68%                 77%                 91%              110%
                                                                 ===                 ===                 ===              ====
 CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
    TOTAL ASSETS                                              (7.8%)              (7.2%)              (4.2%)              5.9%
                                                              ======              ======              ======              ====


                                                                MORE THAN
                                                              THREE YEARS
                                                                  THROUGH         MORE THAN
                                                               FIVE YEARS        FIVE YEARS            TOTAL
                                                            -------------------------------------------------
 INTEREST-EARNING ASSETS:
    Loans (1)
        Adjustable- and floating-rate mortgages (2)               $ 7,278              $789         $107,485
        Balloons and fixed-rate mortgages (2)                      17,194            39,809           85,528
        Consumer (2) (3)                                            7,691            18,357           45,473
        Commercial                                                    756               635            7,386
    Securities and interest-bearing deposits (4)                    2,945             4,526           36,834
                                                            -------------------------------------------------

    TOTAL INTEREST-EARNING ASSETS                                 $35,864           $64,116         $282,706
                                                            -------------------------------------------------

 INTEREST-BEARING LIABILITIES:
    Savings accounts (5)                                             --             $20,786          $24,786
    NOW accounts (5)                                                 --              21,580           25,180
    Money market accounts (5)                                        --                --             27,593
    Certificate accounts                                           16,152             5,695          147,362
    Borrowings                                                     10,505             1,799           17,332
                                                            -------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES                            $26,657           $49,860         $242,253
                                                            -------------------------------------------------

 Cumulative excess of interest-earning assets
    to interest-bearing liabilities                               $26,197           $40,453          $40,453
                                                                  =======           =======          =======
 Cumulative ratio of interest rate-sensitive
    assets to interest rate-sensitive liabilities                    114%              117%             117%
                                                                     ====              ====             ====
 CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
    TOTAL ASSETS                                                     9.0%             13.9%            13.9%
                                                                     ====             =====            =====

    (1)  Net of undisbursed loan proceeds.
    (2)  Assumes market prepayment rates.
    (3) Includes home improvement, home equity, automobile and other consumer loans.
    (4) Includes investment securities, mortgage-backed securities and interest-bearing deposits.
    (5) Balances distributed among the various repricing time intervals based on historical and anticipated repricing patterns.

Part II.       Other Information

               Item 1.       Legal Proceedings

                             None

               Item 2.       Changes in Securities

                             None

               Item 3.       Defaults Upon Senior Securities

                             Not Applicable.

               Item 4.       Submission of Matters to a Vote of Security Holders

                             None

               Item 5.       Other Information

                             None

               Item 6.       Exhibits and Reports on Form 8-K

                             None

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Chester Valley Bancorp Inc.



Date       2-6-97                    /s/   Ellen Ann Roberts
    ----------------------           -----------------------------------------
                                     Ellen Ann Roberts
                                     Chairman and Chief Executive Officer


Date        2-6-97                   /s/    Christine N. Dullinger
    ----------------------           -----------------------------------------
                                     Christine N. Dullinger
                                     Treasurer and Chief Financial Officer