Form 10QSB
period 1997-03-31
CHESTER VALLEY BANCORP INC
filed 1997-05-14
CIK 854098

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                                  FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       Or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the transition period from            to
                                         ----------    ----------

                         COMMISSION FILE NO.:  0-18833

                          CHESTER VALLEY BANCORP INC.
                          ---------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       PENNSYLVANIA                                    23-2598554
       ------------                                    ----------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


                  100 E. LANCASTER AVE., DOWNINGTOWN PA         19335
                  -------------------------------------       ---------

                  (Address Of Principal Executive Offices)    (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO
                                               -----      -----

Transitional Small Business Disclosure Format. YES         NO   X
                                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK ($1.00 PAR VALUE)                           2,053,693
   ------------------------------                         ------------
        (Title of Each Class)                     (Number of Shares Outstanding
                                                       as of May 1, 1997)

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                                     INDEX

                                                                                           Page
                                                                                           Number
                                                                                           ------
PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           March 31, 1997 and June 30, 1996 (Unaudited)                                       3

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1997 and 1996 (Unaudited)                             4

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Nine Months Ended March 31, 1997 and 1996 (Unaudited)                              5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended March 31, 1997 and 1996 (Unaudited)                              6

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                7-13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                14-23


PART 2.  OTHER INFORMATION                                                                   24
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                   24

ITEM 2.  CHANGES IN SECURITIES                                                               24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                     24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 24

ITEM 5.  OTHER INFORMATION                                                                   24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    24

SIGNATURES                                                                                   25
----------

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                           MARCH 31,            June 30,
                                                                             1997                 1996
                                                                      ----------------     ------------------
ASSETS:
Cash in banks                                                           $       1,740         $        1,528
Interest-bearing deposits                                                       3,956                  8,784
Investment securities available for sale                                       25,150                  6,159
Investment securities (market value - March 31, $20,522; June
  30, $22,491)                                                                 20,736                 24,593
Accrued interest receivable                                                     1,840                  1,616
Loans held for sale                                                               201                   --
Loans receivable, less allowance for possible loan losses of
  $2,710 and $2,667                                                           244,211                223,963
Prepaid and deferred income taxes                                                 905                    720
Real estate owned                                                                 483                    121
Property and equipment                                                          4,407                  4,323
Other assets                                                                    1,558                  1,125
                                                                      ----------------     ------------------
     TOTAL ASSETS                                                       $     305,187         $      272,932
                                                                      ================     ==================




LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposit accounts                                                        $     242,304         $      228,206
Securities sold under agreements to repurchase                                    169                   --
Advance payments by borrowers for taxes and insurance                           2,209                  3,015
Employee Stock Ownership Plan ("ESOP") debt                                       379                    511
Federal Home Loan Bank advances                                                31,412                 13,972
Other borrowings                                                                  250                   --
Accrued interest payable                                                          786                    653
Accrued and deferred income taxes                                                  79                    322
Other liabilities                                                               1,468                    689
                                                                      ----------------     ------------------
     TOTAL LIABILITIES                                                        279,056                247,368
                                                                      ----------------     ------------------

STOCKHOLDERS' EQUITY:
Preferred stock - $1.00 par value; 5,000,000 shares
  authorized; none issued                                                       --                     --
Common stock - $1.00 par value; 15,625,000 shares authorized;
  2,072,083 and 1,990,261 shares issued at March 31 and June 30,
  respectively(1)                                                               2,072                  1,990
Additional paid-in capital(1)                                                  12,720                 11,265
Common stock acquired by ESOP                                                   (379)                  (511)
Retained earnings - partially restricted                                       12,236                 13,110
Net unrealized loss on securities available for sale, net of
  taxes                                                                         (255)                   (97)
                                                                      ----------------     ------------------
  Subtotal                                                                     26,394                 25,757
Treasury stock, at cost (17,773 shares and 14,555 shares at
  March 31 and June 30, respectively)(1)                                        (263)                  (193)
                                                                      ----------------     ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                26,131                 25,564
                                                                      ----------------     ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     305,187         $      272,932
                                                                      ================     ==================


(1) June 30, 1996, amounts have been restated for the March 1997 five-for-four stock split effected in the form of a dividend

See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                              ----------------------------------------
                                                                                    1997                    1996
                                                                              ----------------       -----------------
INTEREST INCOME:
  Loans                                                                       $     5,029             $       4,536
  Investment securities and interest-bearing deposits                                 541                       652
                                                                              ------------            --------------
     TOTAL INTEREST INCOME                                                          5,570                     5,188
                                                                              ------------            --------------

INTEREST EXPENSE:
  Deposits                                                                          2,572                     2,492
  Short-term borrowings                                                                79                        68
  Long-term borrowings                                                                213                       196
                                                                              ------------            --------------
     TOTAL INTEREST EXPENSE                                                         2,864                     2,756
                                                                              ------------            --------------

NET INTEREST INCOME                                                                 2,706                     2,432
  Provision for possible loan losses                                                   97                        62
                                                                              ------------            --------------
      NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES                  2,609                     2,370
                                                                              ------------            --------------

OTHER INCOME:
  Service charges and fees                                                            228                       219
  Gain (loss) on sale of loans held for sale                                           (2)                       13
  Gain on sale of securities available for sale                                        30                        47
  Other                                                                                40                       (46)
                                                                              ------------            --------------
     TOTAL OTHER INCOME                                                               296                       233
                                                                              ------------            --------------

OPERATING EXPENSES:
  Salaries and employee benefits                                                      978                       804
  Occupancy and equipment                                                             379                       328
  Data processing                                                                     142                       136
  Deposit insurance premiums                                                            9                       126
  Other                                                                               393                       329
                                                                              ------------            --------------
     TOTAL OPERATING EXPENSES                                                       1,901                     1,723
                                                                              ------------            --------------

  Income before income taxes                                                        1,004                       880
  Income tax expense                                                                  275                       239
                                                                              ------------            --------------

NET INCOME                                                                    $       729             $         641
                                                                              ============            ==============

EARNINGS PER SHARE (1):
  Primary                                                                     $      0.35             $        0.31
                                                                              ============            ==============
  Fully Diluted                                                               $      0.35             $        0.31
                                                                              ============            ==============

DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                    $      0.09             $        0.07
                                                                              ============            ==============

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Primary                                                                       2,057,718                 2,068,858
                                                                              ============            ==============
  Fully Diluted                                                                 2,061,677                 2,068,858
                                                                              ============            ==============

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1996 and the March 1997 five-for-four stock split effected in the form of a dividend.

See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                               NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                  -------------------------------------------
                                                                          1997                   1996
                                                                  -------------------     -------------------
INTEREST INCOME:
  Loans                                                            $         15,022        $         13,857
  Investment securities and interest-bearing deposits                         1,533                   1,529
                                                                  -------------------     -------------------
     TOTAL INTEREST INCOME                                                   16,555                  15,386
                                                                  -------------------     -------------------

INTEREST EXPENSE:
  Deposits                                                                    7,584                   7,465
  Securities sold under agreements to repurchase                                 51                      --
  Short-term borrowings                                                         231                     161
  Long-term borrowings                                                          595                     567
                                                                  -------------------     -------------------
     TOTAL INTEREST EXPENSE                                                   8,461                   8,193
                                                                  -------------------     -------------------

NET INTEREST INCOME                                                           8,094                   7,193
  Provision for possible loan losses                                            357                     247
                                                                  -------------------     -------------------
      NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
        LOAN LOSSES                                                           7,737                   6,946
                                                                  -------------------     -------------------

OTHER INCOME:
  Service charges and fees                                                      736                     709
  Gain on sale of loans held for sale                                             1                      17
  Gain on sale of securities available for sale                                  98                     134
  Other                                                                         137                      (6)
                                                                  -------------------     -------------------
     TOTAL OTHER INCOME                                                         972                     854
                                                                  -------------------     -------------------

OPERATING EXPENSES:
  Salaries and employee benefits                                              2,780                   2,430
  Occupancy and equipment                                                     1,117                     967
  Data processing                                                               450                     389
  SAIF special assessment                                                     1,387                      --
  Deposit insurance premiums                                                    270                     372
  Other                                                                       1,195                   1,034
                                                                  -------------------     -------------------
     TOTAL OPERATING EXPENSES                                                 7,199                   5,192
                                                                  -------------------     -------------------

  Income before income taxes                                                  1,510                   2,608
  Income tax expense                                                            324                     770
                                                                  -------------------     -------------------


NET INCOME                                                         $          1,186        $          1,838
                                                                  ===================     ===================

EARNINGS PER SHARE (1):
  Primary                                                          $           0.58        $           0.89
                                                                  ===================     ===================
  Fully Diluted                                                    $           0.58        $           0.89
                                                                  ===================     ===================

DIVIDENDS PER SHARE PAID DURING PERIOD (1)                         $           0.26        $           0.21
                                                                  ===================     ===================


WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Primary                                                                 2,057,881               2,074,795
                                                                  ===================     ===================
  Fully Diluted                                                           2,060,846               2,076,258
                                                                  ===================     ===================


 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1996 and the March 1997 five-for-four stock split effected in the form of a dividend.

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                     NINE MONTHS ENDED MARCH 31,
                                                           -------------------------------------------------
                                                                1997                            1996
                                                           -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $        1,186                  $        1,838
Add (deduct) items not affecting cash flows
   from operating activities:

   Depreciation                                                        426                             405
   Provision for possible losses on loans                              357                             247
   Gain on sale of loans held for sale                                  (1)                            (17)
   Gain on sale of securities available for sale                       (98)                           (134)

   Loss on sale of real estate owned                                   --                               52
   Amortization of deferred loan fees,
     discounts and premiums                                           (392)                           (407)
   Increase in accrued interest receivable                            (224)                           (171)
   Decrease (increase) in other assets                                (433)                             34
   Increase in prepaid and deferred income taxes                      (185)                           (137)
   Decrease in accrued and deferred income taxes                      (243)                           (147)
   Increase in other liabilities                                       779                              69
   Increase in accrued interest payable                                133                              97
------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                             1,305                           1,729
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) INVESTMENT ACTIVITIES:
   Capital expenditures                                               (510)                           (310)
   Net (increase) decrease in loans and loans
     held for sale                                                 (21,672)                          1,548
   Proceeds from sale of loans held for sale                           905                           2,452
   Proceeds from maturities, payments and calls
     of investment securities                                        4,066                           3,971
   Purchase of investment securities                                  (221)                         (7,013)
   Purchase of securities available for sale                       (69,909)                        (81,999)
   Proceeds from sale of securities available
     for sale                                                       50,776                          68,610
   Proceeds from real estate owned                                      86                             312
------------------------------------------------------------------------------------------------------------
NET CASH FLOWS USED IN INVESTMENT ACTIVITIES                       (36,479)                        (12,429)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Net increase in savings deposits before
     interest credited                                               7,716                           5,181
   Interest credited to savings accounts                             6,382                           6,242
   Proceeds under securities sold under
     agreements to repurchase                                          169                             --
   Proceeds from FHLB advances                                      18,914                           2,248
   Repayments of FHLB advances                                      (1,474)                         (1,854)
   Decrease in advance payments by borrowers
     for taxes and insurance                                          (806)                           (822)
   Proceeds from other borrowings                                      250                             --
   Cash dividends on common stock                                     (533)                           (416)
   Repayments of principal on ESOP debt                               (132)                           (138)
   Sale of common stock under the dividend
     reinvestment plan                                                  (9)                            165
   Payment for fractional shares                                       (17)                            (11)
   Stock options exercised                                             290                              95
   Reduction of common stock acquired by ESOP                          132                             138
   Stock repurchased as treasury stock                                (324)                           (242)
------------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                            30,558                          10,586
------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (4,616)                           (114)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              10,312                           7,444
                                                         ------------------             --------------------
   End of period                                            $        5,696                  $        7,330
                                                         ==================             ====================


SUPPLEMENTAL DISCLOSURES:
   Cash payments during the year for:
      Taxes                                                 $          617                  $          935
      Interest                                              $        8,328                  $        8,098

NON-CASH ITEMS:
   Acquisition of real estate in settlement of
     loans                                                  $          448                  $          207
   Stock dividend issued                                    $        1,516                  $        1,417
   Transfer of investment securities to
     investment securities available for sale               $           --                  $        3,192
   Net unrealized loss on investment securities
     available for sale                                     $          240                  $          338
   Tax effect on unrealized loss on investment
     securities available for sale                          $           82                  $          110

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

                 The results of operations for the nine-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Chester Valley Bancorp Inc.'s Annual Report to Stockholders for the fiscal year ended June 30, 1996.

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

                 For purposes of applying the measurement criteria for impaired loans under SFAS No. 114, as amended, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the three- and nine-month periods ended March 31, 1997, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

                 EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

                 Earnings per share have been calculated based on the weighted average number of common and common equivalent shares outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method. Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in September 1996 and the March 1997 five-for-four stock split effected in the form of a dividend.

NOTE 3 -         LOANS RECEIVABLE

                 Loans receivable are summarized as follows:

                                                          AT MARCH 31,                 At June 30,
                                                              1997                         1996
                                                     ---------------------        -----------------------
                                                                (Dollars in Thousands)
         First mortgage loans:
            Residential                                       $152,703                        $148,530
            Construction-residential                             9,444                           9,494
            Land acquisition and
               development                                       6,454                           5,121
            Commercial                                          31,576                          22,552
            Construction-commercial                              5,287                           2,413
         Commercial business                                     7,008                           5,701
         Consumer                                               46,265                          41,486
                                                     ---------------------        -----------------------

         TOTAL LOANS                                           258,737                         235,298
                                                     ---------------------        -----------------------

         Less:
            Undisbursed loan proceeds:
               Construction-residential                        (6,867)                         (6,211)
               Construction-commercial                         (3,454)                           (923)
            Deferred loan fees - net                           (1,495)                         (1,533)
            Allowance for loan losses                          (2,710)                         (2,667)
                                                     ---------------------        -----------------------

         NET LOANS                                            $244,211                        $223,963
                                                     =====================        =======================


NOTE 4 -         COMMITMENTS

                 Commitments to potential mortgagors of the Bank amounted to $7.82 million as of March 31, 1997, of which $4.84 million was for variable-rate loans. The balance of the commitments represents $2.98 million of fixed-rate loans bearing interest rates of 6.70% to 8.625%. At March 31, 1997, the Company had $10.32 million of undisbursed construction loan funds as well as $13.99 million of undisbursed remaining credit line balances. In addition, the Company has issued $71,000 of commercial letters of credit fully secured by deposit accounts or real estate.

NOTE 5 -         REGULATORY CAPITAL

                 The Bank is required by regulations of the Office of Thrift Supervision ("OTS") to maintain minimum levels of capital as measured by three ratios. Savings institutions are currently required to maintain a minimum regulatory tangible capital equal to 1.5% of total assets, minimum core capital of 3% of total assets, and risk-based capital equal to 8% of total risk-weighted assets. At March 31, 1997, and June 30, 1996, the Bank exceeded all regulatory capital requirements. The following sets forth the reconciliation of the Bank's compliance with each of the regulatory capital requirements (dollars in thousands):


                                                                       MARCH 31, 1997
                                                 ---------------------------------------------------------
                                                   TANGIBLE                   CORE             RISK-BASED
                                                    CAPITAL                CAPITAL                CAPITAL
                                                 -----------           ------------         --------------
Total Regulatory Capital                         $   25,920            $    25,920          $      28,109
Minimum Required Regulatory Capital                   4,582                  9,163                 14,644
                                                 -----------           ------------         --------------
Excess Regulatory Capital                        $   21,338            $    16,757          $      13,465
                                                 ===========           ============         ==============
Regulatory Capital as a
  Percentage of Assets                                8.49%                  8.49%                 15.36%
Minimum Capital Required as a
  Percentage of Assets                                1.50                   3.00                   1.50
                                                 -----------           ------------         --------------
Excess Regulatory Capital as a
  Percentage of Assets                                6.99%                  5.49%                  7.36%
                                                 ===========           ============         ==============


                                                                       June 30, 1996
                                                 --------------------------------------------------------------
                                                    Tangible                  Core                  Risk-based
                                                     Capital               Capital                     Capital
                                                 ------------           -----------              --------------
Total Regulatory Capital                         $    25,301            $   25,301                $     27,348
Minimum Required Regulatory Capital                    4,095                 8,191                      13,243
                                                 ------------           -----------              --------------
Excess Regulatory Capital                        $    21,206            $   17,110                $     14,105
                                                 ============           ===========              ==============
Regulatory Capital as a
  Percentage of Assets                                 9.27%                 9.27%                      16.52%
Minimum Capital Required as a
  Percentage of Assets                                 8.00                  3.00                        8.00
                                                 ------------           -----------              --------------
Excess Regulatory Capital as a
  Percentage of Assets                                 7.77%                 6.27%                       8.52%
                                                 ============           ===========              ==============


The Bank is not under any agreement with the regulatory authorities, nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              FINANCIAL CONDITION

The Company's total assets increased to $305.19 million at March 31, 1997, from $272.93 million at June 30, 1996, largely as the result of the increases in net loans and securities available for sale to $244.21 million and $25.15 million, respectively, at March 31, 1997, from $223.96 million and $6.16 million at June 30, 1996, respectively. The increase in total assets was funded primarily by increases in deposit accounts to $242.30 million and in Federal Home Loan Bank advances to $31.41 million at March 31, 1997, from $228.21 million and $13.97 million at June 30, 1996, respectively.

Stockholders' equity increased to $26.13 million at March 31, 1997, from $25.56 million at June 30, 1996, as a result of net income of $1.19 million, the receipt of $290,000 from the exercise of stock options during the period, and the reduction in the principal balance of the ESOP debt by $132,000. The increase in stockholders' equity was offset, in large part, by the payment of cash dividends totaling $533,000, the repurchase of $324,000 of common stock, the recognition of net unrealized losses on securities available for sale, net of taxes, of $158,000, as well as the payment of $17,000 for fractional shares in connection with the 5% stock dividend paid during the nine-month period ended March 31, 1997.

                             RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 11.7% to $2.78 million for the three-month period ended March 31, 1997, and 12.6% to $8.30 million for the nine-month period ended March 31, 1997, compared to $2.49 million and $7.37 million for the same periods in 1996. Total interest income, on a fully tax equivalent basis, increased to $5.64 million and $16.76 million for the three- and nine-month periods ended March 31, 1997, from $5.25 million and $15.56 million for the same periods in 1996, primarily as the result of an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased to $283.16 million and $276.30 million for the three- and nine-month periods ended March 31, 1997, from $262.03 million and $256.52 million for the same respective periods in 1996. Loan originations of $61.24 million during the nine months ended March 31, 1997, contributed to the increase in the average balance of interest-earning assets. The average yield on interest-earning assets remained the same at 8.09% for the nine months ended March 31, 1997 and 1996.

Total interest expense increased to $2.86 million and $8.46 million from $2.76 million and $8.19 million for the respective three- and nine-month periods in 1997 and 1996, largely as the result of the increase in the average balance of interest-bearing liabilities to $245.93 million and $238.79 million, respectively, as compared to $226.87 million and $223.22 million for the same periods in

1996. Partially offsetting the effect of increases in the average balances of interest-bearing liabilities were decreases in the average rate paid on such liabilities to 4.65% and 4.72% for the three- and nine-month periods ended March 31, 1997, from 4.87% and 4.89% for the same periods in 1996, respectively. Such declines were due, in part, to the Bank lowering the rates paid on its interest-bearing retail checking accounts combined with the Bank's successful efforts in obtaining low-costing or no-cost deposits in the form of commercial business accounts.

The tax equivalent interest rate spread increased to 3.37% from 3.20%, and the average net yield on interest-earning assets increased to 4.01% from 3.83% for the nine-month periods ended March 31, 1997 and 1996, respectively, due to the reasons discussed above.

PROVISION FOR POSSIBLE LOAN LOSSES

The Company provided $97,000 and $357,000 during the three- and nine-month periods ended March 31, 1997, respectively, for possible loan losses as compared to $62,000 and $247,000 for the same periods in 1996. These provisions have been added to the Company's allowance for possible loan losses due to the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At March 31, 1997, the allowance for possible loan losses totaled $2.71 million or 1.10% of net loans, compared to $2.67 million or 1.18% of net loans and $2.63 million or 1.20% of net loans at June 30, 1996, and March 31, 1996, respectively. As a percentage of non-performing loans, the allowance for possible loan losses was 280.8% at March 31, 1997, compared to 120.3% at June 30, 1996, and further compared to 92.7% at March 31, 1996.

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

OTHER INCOME

Total other income increased to $296,000 and $972,000 during the three- and nine-month periods ended March 31, 1997, as compared to $233,000 and $854,000 during the same periods in 1996 due to increases in service charges and fees. Service charges and fees increased to $736,000 from $709,000 during the nine-month periods ended March 31, 1997 and 1996, respectively, as the result of an increase in fees charged on safe deposit box rentals, an increase in the number of safe deposit boxes rented and an increase in commissions earned on the sale of disability and life insurance to the Bank's loan customers. In addition, other income included a gain on the sale of real estate of $6,700 compared to a loss of $52,000 during the nine months ended March 31, 1997 and 1996, respectively.

OPERATING EXPENSES

Total operating expenses for the three- and nine-month periods ended March 31, 1997, increased to $1.90 million and $7.20 million, respectively, from $1.72 million and $5.19 million for the same respective periods in 1996. The increase for the nine months ended March 31, 1997, was mainly due to the one-time Savings Institutions Insurance Fund ("SAIF") special assessment of $1.39 million. The one-time assessment, which required a payment of 65.7 basis points on SAIF-insured deposits that were held as of March 31, 1995, was part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Deposit Insurance Legislation") passed by Congress and signed by the President on September 30, 1996. The assessment brought the SAIF's reserve ratio to a comparable level of that of the Bank Insurance Fund portion of the Federal Deposit Insurance Corporation ("FDIC"), at 1.25 percent of total insured deposits. In addition, the FDIC lowered the SAIF premium charged to certain well-capitalized institutions from 23 cents per $100 of deposits to 6.44 cents per $100 of deposits beginning in January 1997, which will result in an annual estimated pretax savings of approximately $400,000 per year for the Company. The increase in operating expenses for the three- and nine-month periods ended March 31, 1997, was also due to (i) normal salary increases combined with increases in benefits expense, as well as the cost of additional staff for the Bank's newest branch office, Brandywine Square, which opened during the first quarter of fiscal 1997, (ii) an increase in office rental expense, furniture, fixture and equipment expense, and advertising expense in connection with the opening of the Brandywine Square branch office in the first quarter of fiscal 1997, and (iii) an increase in data processing expenses related to an increased number of accounts and usage.

INCOME TAX EXPENSE

Income tax expense was $275,000 and $324,000 for the three- and nine-month periods ended March 31, 1997, compared to $239,000 and $770,000 for the same periods in 1996. The decrease in income tax expense for the nine-month period ended March 31, 1997, was the result of the $1.39 million one-time SAIF assessment which significantly reduced the Company's pre-tax income during such period.

NET INCOME

The Company earned net income of $1.19 million or $.58 per share for the nine months ended March 31, 1997, after posting the one-time SAIF special assessment, compared to $1.84 million or

$.89 per share for the same period in 1996. The pre-tax effect of the one-time special assessment was $1.39 million resulting in an after-tax charge to earnings of approximately $832,000 or $.42 per share. Excluding the one-time SAIF special assessment and adding back the effect of the premium reduction from 23 cents per $100 of deposits to 6.48 cents, the Company would have earned net income of $2.06 million or $1.00 per share, for the nine months ended March 31, 1997.


                                 ASSET QUALITY

Non-performing assets are comprised of non-performing loans and REO and totaled $1.45 million at March 31, 1997. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan term. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. At March 31, 1997, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .47% and .32%, respectively, at March 31, 1997, compared to
 .86% and .81%, respectively, at June 30, 1996, and 1.03% and 1.03%, respectively, at March 31, 1996. Non-performing loans, which totaled $965,000 at March 31, 1997, consisted of seven residential mortgage loans aggregating $487,000 and $478,000 in consumer loans.

At March 31, 1997, the Company's classified assets, which consisted of assets classified as substandard, doubtful, loss, and REO, totaled $1.87 million compared to $2.97 million at June 30, 1996, and further compared to $3.58 million at March 31, 1996. Included in the assets classified substandard at March 31, 1997 and 1996, and June 30, 1996, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to a well-defined weakness which may jeopardize the liquidation of the debt. The $420,000 of classified assets which were not considered non-performing at March 31, 1997, were comprised primarily of four loans to one borrower totaling $297,000, which were classified substandard but were performing in accordance with the terms and conditions of the loans.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have historically consisted of deposits, regular principal payments and prepayments of outstanding loans, and borrowings from the Federal Home Loan

Bank of Pittsburgh and other sources. During the first nine months of fiscal 1997, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. At March 31, 1997, the total of approved mortgage loan commitments amounted to $7.82 million. In addition, at such date the Company had $10.32 million of undisbursed construction loan funds and $13.99 million of undisbursed remaining credit line balances, as well as $71,000 of commercial letters of credit fully secured by deposit accounts or real estate. $42.73 million of certificates of deposit are scheduled to mature during the remainder of fiscal 1997, the majority of which the Company believes, on the basis of prior experience, will be reinvested with the Company.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On February 24, 1997, the Board of Directors declared a five-for-four stock split and a quarterly cash dividend of $.11 per share, both of which were paid on March 19, 1997, to stockholders of record as of March 5, 1997.

The Bank, which is the Company's wholly-owned subsidiary, is required, under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must amount to not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended March 31, 1997 was 10.66%.


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

The Company's asset and liability management strategy currently is to emphasize the origination of adjustable-rate mortgages, short-term consumer and commercial business loans, and floating-rate construction loans and commercial real estate loans. This strategy has greatly reduced the Company's vulnerability to changes in interest rates. As of March 31, 1997, $119.19 million, or 40.0% of the Company's interest-sensitive assets were scheduled to reprice within a one-year period, and the Company's cumulative one-year interest rate GAP was negative 10.2%. The table on page 23 summarizes the appropriate contractual maturities or replacement periods of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1997. Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust, rather than in the period for which they are contractually due. Fixed-rate loans are included in the periods in which they are anticipated to be repaid. The analysis on page 23 takes into consideration the timing of the repricing but does not take into consideration any restrictions on the magnitude of the repricing interest-sensitive assets.

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

The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to the Federal Home Loan Mortgage Corporation ("FHLMC") of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At March 31, 1997, the Company serviced $23.55 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.


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

In May 1995 the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement prospectively requires the Company, which services mortgage loans for others in return for a servicing fee, to recognize these servicing assets, regardless of how they were acquired. Additionally, the Company is required to assess the fair value of these assets at each reporting date to determine impairment. This statement was adopted as of July 1, 1996, and the impact was not material to the Company's results of operations, financial condition, or stockholders' equity.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." This Statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. In the event that fair value accounting is not adopted, the statement requires pro forma disclosure in the entity's financial statements of net income and earnings per share as if fair value accounting had been adopted. The Company does not anticipate adopting the fair value accounting provisions of SFAS 123 and will instead provide the required pro forma disclosures as permitted, starting with the fiscal year ending June 30, 1997.

In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and de-recognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company adopted SFAS 125 prospectively, effective January 1, 1997, the required date of adoption except for those types of transactions for which the provisions of SFAS 125 have been delayed by the issuance of SFAS 127, Deferral of Certain Provisions of SFAS 125. The adoption of SFAS 125 did not have a material impact on the operation, financial condition, or shareholders' equity of the Bank. The Company has not yet determined the effect that the adoption of those provisions deferred by SFAS 127 would have on its operation, financial condition and shareholders' equity, but believes present accounting practices fairly depict the financial transactions and obligations of the Bank.

In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Had the Company adopted SFAS No. 128 as of March 31, 1997, the pro forma disclosure of basic earnings per share would have been $0.36 and $0.31 for the three months ended March 31, 1997 and 1996, respectively. Pro forma disclosure of basic earnings per share would have been $0.58 and $0.89 for the nine months ended March 31, 1997 and 1996, respectively. The pro forma disclosure of diluted earnings per share would have been $0.35 and $0.31 for the three months ended March 31, 1997 and 1996, respectively. Pro forma disclosure of diluted earnings per share would have been $0.58 and $0.89 for the nine months ended March 31, 1997 and 1996, respectively.

See also Note 2 of the notes to unaudited consolidated financial statements for additional discussion of certain accounting pronouncements.

DEPOSIT INSURANCE PREMIUM

The deposits of the Bank are insured by the SAIF administered by the FDIC.
Both the SAIF and the BIF, the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. By 1996 the BIF had achieved a fully funded status in contrast to the SAIF. As a consequence, in late 1995 the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semi-annual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category.
Deposit insurance premiums for SAIF members were maintained at their then existing levels (23 basis points for institutions in the lowest risk category). Accordingly, until the SAIF attained a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank would have been competitively disadvantaged as compared to commercial banks due to this premium differential.

The Deposit Insurance Legislation passed by the U.S. House of Representatives and the Senate was signed into law by the President on September 30, 1996, to recapitalize the SAIF. As a result of such legislation, the Bank was required to pay a one-time assessment of 65.7 cents for every $100 of deposits, which amounted to $1.39 million pre-tax with an $832,000 after-tax effect. The special assessment was fully anticipated by the Bank because legislation had been close to enactment on several occasions during 1996 and 1995.

The legislation also mandated that SAIF-insured institutions' (such as the Bank's) premiums decline from 23 basis points to approximately 6.4 basis points effective January 1, 1997. In addition, BIF-insured institutions' assessment rates were established at 1.3 basis points. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $400,000 (based on current deposit levels). The reduced future annual premiums will more than offset the adverse impact of the one-time assessment on the Company's earnings.

              INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 1997
                             (Dollars in thousands)

                                                                         MORE THAN           MORE THAN         MORE THAN
                                                                      THREE MONTHS          SIX MONTHS          ONE YEAR
                                                  THREE MONTHS             THROUGH             THROUGH           THROUGH
                                                       OR LESS          SIX MONTHS            ONE YEAR       THREE YEARS
                                                 ------------------------------------------------------------------------
 INTEREST-EARNING ASSETS:
    Loans (1)
        Adjustable- and floating-rate
          mortgages (2)                                $24,959             $18,954             $32,695           $19,824
        Balloons and fixed-rate mortgages (2)            3,373               2,212               4,253            21,087
        Consumer (2) (3)                                 7,623               1,034               2,133             9,457
        Commercial                                       4,009                 142                 275             1,008
    Securities and interest-bearing deposits (4)         7,010               5,299               5,222            15,174
                                                 ------------------------------------------------------------------------

    TOTAL INTEREST-EARNING ASSETS                      $46,974             $27,641             $44,578           $66,550
                                                 ------------------------------------------------------------------------

 INTEREST-BEARING LIABILITIES:
    Savings accounts (5)                                  $999              $1,003              $1,998              --
    NOW accounts (5)                                       900                 900               1,800              --
    Money market accounts (5)                           22,536                --                  --                --
    Certificate accounts                                43,013              23,266              34,579            30,034
    Securities sold under agreements to
      repurchase                                           169                --                  --                --
    Borrowings                                          15,242               3,546                 442             3,270
                                                 ------------------------------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES                 $82,859             $28,715             $38,819           $33,304
                                                 ------------------------------------------------------------------------

 Cumulative excess of interest-earning assets
    to interest-bearing liabilities                   ($35,885)           ($36,959)           ($31,200)           $2,046
                                                     =========           =========           =========            ======
 Cumulative ratio of interest rate-sensitive
    assets to interest rate-sensitive
    liabilities                                             57%                 67%                 79%              101%
                                                            ===                 ===                 ===              ====

 CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
    TOTAL ASSETS                                         (11.8%)             (12.1%)             (10.2%)             0.7%
                                                        =======             =======             =======              ====



                                                      MORE THAN
                                                    THREE YEARS
                                                        THROUGH         MORE THAN
                                                     FIVE YEARS        FIVE YEARS            TOTAL
                                                ---------------------------------------------------
 INTEREST-EARNING ASSETS:
    Loans (1)
        Adjustable- and floating-rate
          mortgages (2)                                $  7,362         $     590         $104,384
        Balloons and fixed-rate mortgages (2)            18,002            41,832           90,759
        Consumer (2) (3)                                  7,760            18,258           46,265
        Commercial                                          855               719            7.008
    Securities and interest-bearing deposits (4)          3,085            14,052           49,842
                                                ---------------------------------------------------

    TOTAL INTEREST-EARNING ASSETS                       $37,064           $75,451         $298,258
                                                ---------------------------------------------------

 INTEREST-BEARING LIABILITIES:
    Savings accounts (5)                                   --             $21,571          $25,571
    NOW accounts (5)                                       --              22,208           25,808
    Money market accounts (5)                              --                --             22,536
    Certificate accounts                                 15,339             4,248          150,479
    Securities sold under agreements to
      repurchase                                           --                --                169
    Borrowings                                            7,492             2,049           32,041
                                                ---------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES                  $22,831           $50,076         $256,604
                                                ---------------------------------------------------

 Cumulative excess of interest-earning assets
    to interest-bearing liabilities                     $16,279           $41,654          $41,654
                                                        =======           =======          =======
 Cumulative ratio of interest rate-sensitive
    assets to interest rate-sensitive
    liabilities                                             108%              116%             116%
                                                            ====              ====             ====

 CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
    TOTAL ASSETS                                            5.3%             13.6%            13.6%
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


                                             Chester Valley Bancorp Inc.



Date        5-9-97                           /s/   Ellen Ann Roberts
    -------------------------------          ------------------------------
                                             Ellen Ann Roberts
                                             Chairman and Chief
                                               Executive Officer



Date        5-9-97                           /s/    Christine N. Dullinger
    --------------------------------         ------------------------------
                                             Christine N. Dullinger
                                             Treasurer and Chief
                                               Financial Officer