Form 10KSB
period 1997-06-30
CHESTER VALLEY BANCORP INC
filed 1997-09-29
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For Fiscal Period Ended:  June 30, 1997

                        Or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the transition period from ________ to _________

                           Commission File No: 0-18833

                           Chester Valley Bancorp Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                      23-2598554
               ------------                                      ----------
      (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                        Identification No.)

   100 E. Lancaster Ave., Downingtown PA                           19335
   -------------------------------------                           -----
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (610) 269-9700

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.00 Par Value Per Share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to
this Form 10-KSB.   [ X ]

State issuer's revenues for its most recent fiscal year.      $23,892,931

As of September 1, 1997, the aggregate value of the 1,757,559 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 301,821 shares held by all directors and officers of the registrant as a group, was approximately $42.18 million. This figure is based on the closing sales price of $24.00 per share of the registrant's Common Stock on September 1, 1997.

Number of shares of Common Stock outstanding as of September 1, 1997: 2,059,380

Transitional Small Business Disclosure Format. YES [   ]    NO [ X ]


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(1) Portions of the Annual Report to shareholders for the year ended June 30, 1997, are incorporated into Part II, Items 5 - 7 of this Form 10-KSB.

(2) Portions of the Definitive Proxy Statement for the 1997 annual meeting of shareholders are incorporated into Part III, Items 9 - 12 of this Form 10-KSB.

PART I.

ITEM 1.  BUSINESS

General

         Chester Valley Bancorp Inc. (the "Company"), established in 1989, is a Pennsylvania-chartered unitary thrift holding company, headquartered in Downingtown, Pennsylvania. The business of the Company primarily consists of the ownership of 100% of the outstanding capital stock of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings association founded in 1922, which conducts operations through seven full-service offices located in Downingtown, Exton, Frazer, Thorndale, Westtown, Airport Village in Coatesville, and Brandywine Square between Downingtown and Exton, Pennsylvania. The Bank has always emphasized a strong community orientation and personalized customer service.

         The Bank is primarily engaged in attracting deposits from the general public and using such deposits, together with borrowings and other sources of funds, to originate and purchase first mortgage loans as well as construction loans secured by residential and commercial real estate, consumer loans, and other non-mortgage loans.

         Excluding the one-time Savings Institutions Insurance Fund ("SAIF") special assessment, the Company had net income of $2.76 million for fiscal 1997, as compared to $2.44 million in fiscal 1996. The pre-tax amount of the SAIF assessment was $1.39 million, resulting in an after-tax charge to earnings of approximately $832,000. After recognition of this assessment, the Company earned net income of $1.93 million for fiscal 1997. The Company's operating results are derived almost entirely from the Bank's results of operations.

         The Company's earnings depend primarily on the difference between the yield earned on its loan and investment securities portfolios and its cost of funds, consisting primarily of the interest paid on deposits and, to a lesser extent, on borrowings ("interest rate spread"). During fiscal year 1997 the Company's interest rate spread averaged 3.38% compared to 3.21% and 3.19% in fiscal years 1996 and 1995, respectively. Net interest income, on a fully tax equivalent basis, increased 13.9%, or $1.39 million to $11.36 million in 1997 from $9.97 million in 1996, compared to a 6.6% increase of $613,000 from 1995 to 1996. Net interest margin, on a fully tax equivalent basis, was 4.03% for the year ended 1997, compared to 3.86% in 1996 and 3.73% in 1995.

         Total other income increased $201,000 or 17.9% to $1.32 million for the year ended June 30, 1997, from fiscal 1996. An increase of $44,000 in service charges and fees in fiscal 1997 as the result of an increase in commissions earned on the sale of disability and life insurance to the Bank's loan customers, an increase in the number of safe deposit boxes rented, and fees earned on the Bank's debit card contributed to the increase in other income. The Bank recognized a gain of $2,400 on the sale of real estate owned during fiscal 1997 compared to a loss of $52,000 during the prior fiscal year. In addition, during fiscal 1997 the Bank purchased properties adjacent to its main office in order to expand its facilities to accommodate its growth. The rental income from these properties also contributed to the increase in other income during fiscal 1997.

         Total other income increased $78,000 or 7.5% to $1.12 million for the year ended June 30, 1996, as compared to fiscal 1995. During fiscal 1996 the Company recognized gains on the sale of securities available for sale of $148,000 compared to no such gains in fiscal 1995. However, this increase was partially offset in fiscal 1996 by the recognition of a $52,000 loss on the sale of two real estate owned properties. An increase of $86,000 in service charges and fees in fiscal 1996 as the result of increased fees and the number of deposit accounts also contributed to the increase in other income. Other income in fiscal 1995 included a $100,000 gain on the sale of land held for development.

         Excluding the $1.39 million one-time SAIF assessment, operating expenses totaled $7.80 million for fiscal year 1997, an increase of $800,000 or 11.4% over fiscal 1996. The one-time assessment was part of legislation adopted to recapitalize the SAIF and required the Bank to pay 65.7 cents for every $100 of deposits. As a result of the special assessment, the Bank's federal insurance premiums decreased from $0.23 per $100 of deposits to $0.06 per $100 of deposits in the third fiscal quarter of 1997. The Bank anticipates paying this reduced premium for the foreseeable future. This reduction in federal insurance premiums will favorably impact expense for fiscal 1998. The increase in operating expenses over the prior fiscal year was primarily due to a $489,000 or 15.0% increase in salaries and employee benefits related to general salary increases as well as the hiring of additional staff for the Bank's newest branch office, Brandywine Square, and for the Bank's commercial loan department. Also contributing to the increase in other operating expenses was a $196,000 or 15.1% increase in occupancy and furniture and equipment costs associated with the opening of the Brandywine Square branch in the first quarter of fiscal 1997.

         Operating expenses totaled $7.00 million for the fiscal year 1996, an increase of $383,000 or 5.8% over the prior fiscal year. The increase over the prior fiscal year was primarily due to a $197,000 or 6.4% increase in salaries and employee benefits related to general salary increases, increased benefit costs, and a full year of expenses related to the staffing required for the Company's Airport Village branch which opened during fiscal 1995. Also contributing to the increase in other operating expenses was a $118,000 or 10.0% increase in occupancy and furniture and equipment costs associated with increased costs of maintenance contracts on computer equipment, the renovation of one of the Bank's branches, and the purchase of software and equipment related to the upgrade of the computer network for the operations department of the Bank.

         The Company's assets totaled $323.67 million at June 30, 1997, as compared with $272.93 million as of June 30, 1996. This 18.6% increase in assets was primarily funded by an increase in deposits of $32.54 million or 14.3% from $228.21 million at June 30, 1996, to $260.75 million at June 30, 1997, and an increase in Federal Home Loan Bank ("FHLB") advances of $16.23 million from $13.97 million to $30.20 million at June 30, 1996 and 1997, respectively. The increase in deposits and advances was used in part to fund loan originations during the period, which contributed to an increase in net loans receivable and loans held for sale from $223.96 million at June 30, 1996, to $257.15 million at June 30, 1997. In addition, the Company's investment securities held to maturity and available for sale along with its interest-bearing deposits increased in the aggregate from $39.54 million to $53.88 million at June 30, 1996 and 1997, respectively.

         In September 1996 and 1995 the Company paid 5% common stock dividends in the amounts of 77,731 and 74,110 shares, respectively, from authorized but unissued common stock, with fractional shares paid in the form of cash. In March 1997 the Company paid a five-for-four stock split effected in the form of a dividend in the amount of 414,188 shares, with fractional shares paid in the form of cash.

         The Bank's primary market area includes Chester County and sections of the four contiguous counties (Delaware, Montgomery, Berks, and Lancaster) in Pennsylvania. Chester County, in which all of the Bank's offices are located, continues to grow in terms of economic development and population growth. In 1990 the population of Chester County was approximately 376,400, an 18.9% increase from 1980, while by the end of 1996 it had further increased to 419,070.

         Customer deposits with First Financial are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation ("FDIC") through the SAIF. The Bank is subject to examination and comprehensive regulation by the FDIC, the Office of Thrift Supervision ("OTS"), and the Pennsylvania Department of Banking ("Department"). It is a member of the FHLB of Pittsburgh ("FHLBP"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

Lending Activities

         Loan Portfolio Composition. The Company's net loan portfolio (net of undisbursed proceeds, deferred fees and allowance for possible loan losses) totaled $257.15 million at June 30, 1997, representing approximately 79.4% of the Company's total assets of $323.67 million at that date.

The following table presents information regarding the Company's loan portfolio by type of loan indicated.

(Dollars in Thousands)

                                                                             At June 30,
                                      ----------------------------------------------------------------------------------------------
                                             1997                     1996                    1995                      1994
                                      ------------------       -----------------       -----------------         ------------------
                                                   % of                    % of                    % of                       % of
                                                   Total                   Total                   Total                      Total
                                       Amount      Loans       Amount      Loans       Amount      Loans         Amount       Loans
                                      -------      -----       -------     -----       -------     -----         -------      -----
Real estate loans:
   Residential:
        Single-family                $158,537       58.4%     $147,274      62.6%     $150,639      66.0%       $130,808       63.8%
        Multi-family                      893        0.3         1,256       0.5         1,359       0.6           1,562        0.8
   Commercial                          33,981       12.5        22,552       9.6        22,433       9.8          16,853        8.2
   Construction and land
      acquisition(1)                   22,907        8.5        17,028       7.2        13,120       5.7          17,631        8.6
                                     -------------------      ------------------      ------------------        -------------------
           Total real estate loans    216,318       79.7       188,110      79.9       187,551      82.1         166,854       81.4
Commercial business loans(2)            7,863        2.9         5,701       2.4         4,039       1.8           3,581        1.8
Consumer loans(3)                      47,343       17.4        41,486      17.7        36,634      16.1          34,512       16.8
                                     -------------------      ------------------      ------------------        -------------------
            Total loans receivable    271,524      100.0%      235,297     100.0%      228,224     100.0%        204,947      100.0%
                                                   =====                   =====                   =====                      =====

Less:
  Loans in process                    (10,092)                  (7,134)                 (3,385)                   (6,941)
  Allowance for possible
          loan losses                  (2,855)                  (2,667)                 (2,449)                   (2,199)
   Deferred fee income                 (1,537)                  (1,533)                 (1,574)                   (1,514)
                                     ---------                --------                --------                  --------
              Net loans receivable    257,040                  223,963                 220,816                   194,293

Loans held for sale, single-family
   residential mortgages                  106                       --                     142                        --
                                     ---------                --------                --------                  --------

   Net loans receivable and
     loans held for sale             $257,146                 $223,963                $220,958                  $194,293
                                     ========                 ========                ========                  ========

----------------
(1) Includes construction loans for both residential and commercial real estate properties.

(2)      Consists primarily of secured equipment loans.

(3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

                                                      At June 30,
                                                 -------------------
                                                         1993
                                                  ------------------
                                                               % of
                                                               Total
                                                  Amount       Loans
                                                  -------      -----
Real estate loans:
   Residential:
        Single-family                            $113,860       60.7%
        Multi-family                                1,886        1.0
   Commercial                                      14,679        7.8
   Construction and land
      acquisition(1)                               17,390        9.3
                                                 -------------------
           Total real estate loans                147,815       78.8
Commercial business loans(2)                        4,008        2.1
Consumer loans(3)                                  35,892       19.1
                                                 -------------------
            Total loans receivable                187,715      100.0%
                                                               =====

Less:
  Loans in process                                 (8,668)
  Allowance for possible
          loan losses                              (1,770)
   Deferred fee income                             (1,236)
                                                 --------
              Net loans receivable                176,041

Loans held for sale, single-family
   residential mortgages                               --
                                                 --------

   Net loans receivable and
     loans held for sale                         $176,041
                                                 ========

----------------
(1) Includes construction loans for both residential and commercial real estate properties.

(2)      Consists primarily of secured equipment loans.

(3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

         Contractual Maturities. The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 1997, by categories of loans. Adjustable, floating, and fixed-rate loans are included in the period in which they mature.

                                                                                        Principal Repayments
                                                                            Contractually Due in Year(s) Ended June 30,
                                                                                           (In Thousands)
                                                                    Total
                                                                 Outstanding
                                                                      at                                                     2003
                                                                   June 30,                                                   and
                                                                     1997               1998             1999-2002        Thereafter
                                                                   --------           --------           ---------        ----------
Real estate loans:
  Residential(1) .......................................           $159,430           $    940           $  5,943           $152,547
  Commercial ...........................................             33,981                196              4,178             29,607
  Construction and land acquisition(2) .................             22,907              8,978              6,232              7,697
Commercial business loans(3) ...........................              7,863              2,949              3,251              1,663
Consumer loans(4) ......................................             47,343              5,495             20,369             21,479
                                                                   ========           ========           ========           ========

        Total loans ....................................           $271,524           $ 18,558           $ 39,973           $212,993
                                                                   ========           ========           ========           ========


(1) Includes mortgages on both single-family and multi-family (more than four units) residential properties.

(2) Includes construction loans for both residential and commercial real estate properties.

(3)      Consists primarily of secured equipment loans.

(4) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

The following table sets forth, as of June 30, 1997, the dollar amount of all loans contractually due after June 30, 1998, which have fixed interest rates and floating or adjustable rates.

                                                                 Contractual Obligations
                                                                 Due After June 30, 1998
                                                     -------------------------------------------------
                                                                                       Floating/
                                                              Fixed                    Adjustable
                                                              Rates                      Rates
                                                     -------------------------    ---------------------
                                                                          (In Thousands)
Real estate loans:
        Residential                                   $                68,214        $          90,276
        Commercial                                                      3,548                   30,237
        Construction and land acquisition                               3,144                   10,785
Commercial business loans                                               3,201                    1,713
Consumer loans                                                         36,422                    5,426
                                                     =========================    =====================
         Total loans                                   $              114,529         $        138,437
                                                     =========================    =====================

         Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

         Origination, Purchase and Sale of Loans. As a Pennsylvania-chartered savings institution, First Financial has general authority pursuant to the Savings Association Code of 1967, as amended ("State Code"), to originate and purchase loans secured by real estate located throughout the United States. Due to the Company's strong community orientation, substantially all of the Company's total mortgage loan portfolio is secured by real estate located in its primary market area.

         Residential and commercial real estate loans are originated directly by the Company through salaried loan officers. In addition, from time to time the Company utilizes third-party originators who use the same credit guidelines and standards as the Company to originate residential loans. Residential and commercial real estate loan originations are normally attributable to referrals from real estate brokers and builders and other financial institutions, mortgage brokers, depositors and walk-in customers. Consumer loan originations are primarily attributable to existing customers and referrals, as well as third party auto loans originated through dealers.

         The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The majority of conforming loans sold to date have consisted of sales to the Federal Home Loan Mortgage Corporation ("FHLMC") of fixed-rate mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. In selling conforming loans, the Company has retained the servicing thereon in order to increase its non-interest income. At June 30, 1997, the Company serviced $24.89 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes. The Company is a qualified servicer for FHLMC, Federal National Mortgage Association ("FNMA"), and Government National Mortgage Association ("GNMA"). In fiscal 1995 the Company entered into an agreement with a third party to originate and sell jumbo fixed-rate mortgage loans with servicing released upon sale of the loans. In fiscal 1997 the Company had no jumbo fixed-rate loan originations or related sales of such loans.

The following table shows total loans and loans held for sale originated, purchased, sold and repaid during the periods indicated.

                                                                Year Ended June 30,
                                                        ----------------------------------
                                                          1997         1996          1995
                                                        --------     --------     --------
                                                                  (In Thousands)
Total loans receivable and loans held for sale at
    beginning of period ...........................     $235,297     $228,366     $204,947

        Real estate loan originations:
               Residential ........................       31,031       23,340       28,019
               Commercial .........................       10,018        3,674        8,144
               Construction and land acquisition(1)       21,740       13,305        6,958
                                                        --------     --------     --------
                   Total real estate
                        loan originations .........       62,789       40,319       43,121
          Consumer loans(2) .......................       19,163       19,044       12,004
          Commercial business loans ...............        5,150        4,977        1,601
                                                        --------     --------     --------
                   Total loan
                         originations .............       87,102       64,340       56,726
                                                        --------     --------     --------

Principal loan repayments .........................       45,846       54,611       32,234
Sales of loans ....................................        4,923        2,798        1,073
                                                        --------     --------     --------
                      Total principal
                          repayments
                          and sales ...............       50,769       57,409       33,307
                                                        --------     --------     --------
                       Net increase in
                          loans and loans
                          held for sale ...........       36,333        6,931       23,419
                                                        --------     --------     --------

Total loans receivable and loans
    held for sale at end of period ................     $271,630     $235,297     $228,366
                                                        ========     ========     ========

(1) Includes construction loans for both residential and commercial real estate properties.

(2) Includes primarily home equity loans and lines of credit, home improvement, automobile and other personal loans.

         Loans on Existing Residential Properties. The Company currently offers adjustable-rate mortgages ("ARMs") which have up to 30-year terms and interest rates which adjust either annually or every three years, or which are fixed initially for the first three years, five years, seven years, or ten years, and adjust annually thereafter, based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year or three years, respectively, as made available by the Federal Reserve Board plus a margin. In recent years, consumers have expressed interest in ARMs which adjust on a three-year basis. The amount of any increase or decrease in the interest rate for ARMs is limited to 2% or 3% per year and 6% over the life of the loan. Although the Company has originated a small amount of ARMs which include a conversion to a fixed-rate feature, substantially all of the ARMs originated cannot be converted to fixed-rate loans. The Company does not currently offer ARMs with negative amortization. The interest rates of ARMs may not adjust as rapidly as changes in the Company's cost of funds.

         Fixed-rate residential mortgage loans currently originated generally have 30-year terms, although some have 15-year terms with commensurately lower interest rates. Substantially all of the Company's long-term, fixed-rate residential mortgage loans and ARMs include "due on sale" clauses. The Company also offers a bi-weekly mortgage which is a fixed-rate loan with bi-weekly payments. Based on current interest rates, it is repaid in approximately 22 years.

         The Company also makes second mortgage loans and home equity loans. See "Lending Activities - Consumer Loans."

         Loans on Existing Commercial and Multi-Family Properties. During the past several years, the Company has originated permanent loans secured by multi-family and income-producing properties such as condominiums, apartment buildings, office buildings and to a lesser extent, hotels and small shopping centers. The Company intends to increase its emphasis on the origination of commercial real estate loans and, as such, has increased its commercial lending staff. The Company's Commercial Loan Department consists of four loan officers with a combined total of 70 years of experience. The origination of multi-family residential and commercial real estate loans has been used to shorten the average maturity and increase the interest rate sensitivity of the Company's loan portfolio as well as to generate increased fee income. All of the Company's multi-family residential and commercial real estate loan portfolio is secured by properties located in the Company's primary market area. As of June 30, 1997, commercial and multi-family real estate loans, excluding construction loans for such properties, amounted to $34.87 million, or 12.8% of the total loan portfolio.

         Commercial real estate loans have interest rates which adjust annually after an initial three- or five-year term by a margin over the prime interest rate as published in the money rates table of The Wall Street Journal on the last business day of the month ("Prime Rate"). These loans typically have amortization periods of up to 20 years, but occasionally provide that the loans can be called prior to the end of the amortization period, generally at three, five, seven or ten years after origination.

         Commercial and multi-family residential real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial and multi-family residential real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the business or real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial and multi-family residential real estate as well as economic conditions generally.

         The Company seeks to ensure that the property securing these loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, permanent commercial and multi-family residential real estate loans generally are made at a loan-to-value ratio of 75% or less. In underwriting commercial and multi-family residential real estate loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, position in the local and regional market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. The Company usually obtains full or partial loan guarantees from the principal(s) involved.

         Construction Loans. The Company also offers both fixed-rate and adjustable-rate residential and commercial construction loans. Residential construction loans are offered to individuals building their primary or secondary residence as well as to selected local developers to construct one- to four-family dwellings. Generally, loans for both residential and commercial construction are made with terms that reflect the underlying cash flow of the loan. However, extensions may be granted upon Board of Directors' approval after additional underwriting procedures have been performed. Advances are made on a percentage of completion basis, usually consisting of six draws. Residential construction loans convert to permanent loans at the end of 12 months or upon completion, whichever occurs first. The Company will only make construction loans to a developer if 25% of the ground cost has been paid. At June 30, 1997, $16.14 million or 5.9% of the Company's total loan portfolio consisted of construction loans including loans in process. Loans in process related to such loans totaled $8.93 million at June 30, 1997.

         The Company has been active in construction lending for many years and intends to continue its involvement in such lending in the future. Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on construction loans is dependent largely upon the accuracy of the initial appraisal of the property's projected value at completion of construction as well as the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If either estimate proves to be inaccurate and the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full repayment.

         Land Acquisition and Development Loans. The Company also offers land acquisition and development loans. These types of loans are generally provided only to local developers with strong financial positions and with whom the Company is familiar. These loans typically have terms of one to three years and carry a floating interest rate normally indexed to the Prime Rate. The Company will lend up to 75% of the appraised value of the project. At June 30, 1997, $6.76 million, or 2.5% of the Company's total loan portfolio consisted of land acquisition and development loans, including loans in process. Loans in process on such loans totaled $1.16 million at June 30, 1997. Like construction lending, these loans generally are considered to involve a higher degree of risk of loss than long-term financing on approved occupied real estate. The Company is actively pursuing developers who can demonstrate the ability to meet cash flow projections in order to repay the loan through a very strong financial position and a reputation for successfully completing such projects in similar situations with the Company.

         Consumer Loans. The Company offers a wide variety of consumer loans, including home equity loans, home improvement loans, equity lines of credit, secured and unsecured personal loans and automobile loans. The Company has aggressively marketed consumer loans in order to provide a wide range of financial services to its customers and because of the shorter terms of and normally higher interest rates on such loans. As of June 30, 1997, consumer loans amounted to $47.34 million or 17.4% of the total loan portfolio.

         The Company's home equity lines of credit currently provide for terms of up to 10 years. The interest rate on the "Prime Line" adjusts monthly to the Prime Rate. The loan has initial costs paid by the borrower. The regular equity line of credit adjusts monthly at 1.50% above the Prime Rate. The limit of such loan is the borrower's equity in his residence, subject to certain income qualifications. The Company also makes fixed-rate, fixed-term home equity loans on which it takes a first- or second-mortgage lien on the borrower's property. These loans have terms of up to 15 years. The balance of the mortgages on the properties cannot exceed 80% of the appraised value of the properties. Home equity lines of credit and fixed-rate home equity loans amounted to $5.77 million and $35.49 million, respectively, as of June 30, 1997. The Company originates fixed-rate bridge loans with loan-to-value ratios no greater than 80% of the value of the secured real estate and at a maximum term of twelve months. At June 30, 1997, the balance on these loans totaled $93,000. Unsecured personal loans amounted to $671,500 at June 30, 1997, and consisted of fixed-rate loans with maximum loan balances of $5,000 and terms no greater than 48 months. The Company also originates fixed-rate loans on new and used automobiles. The terms of such loans do not exceed 60 months on new cars and 48 months on used cars. Automobile loans amounted to $4.61 million at June 30, 1997. The Company's current line of credit provides for unsecured loans of up to $1,000 for terms of up to 36 months with an interest rate set at 6.0% over the Prime Rate adjusted monthly. Such loans have a floor of 10.0% and a ceiling of 18.0% and totaled $341,000 at June 30, 1997. The Company originates Visa and MasterCard credit card loans with up to $5,000 lines of credit and at an interest rate set at 6.0% over the Prime Rate. At June 30, 1997, the Company had $356,000 in credit card loans outstanding.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The Company believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

         Commercial Business Loans. The Company has placed greater emphasis on commercial business lending in an effort to better serve our community's needs, obtain vital core non-interest bearing deposits, and increase the Company's interest rate spread. A substantial majority of such loans are adjustable, being tied to the Prime Rate. The Company will extend equipment loans, lines of credit, letters of credit, and loans to purchase or start a business and will normally obtain either full or partial personal guarantees from the principal(s) involved. Such loans amounted to $7.86 million or 2.9% of the total loan portfolio at June 30, 1997.

         Regulatory Requirements and Underwriting Policies. At June 30, 1997, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $4.44 million. Special rules applicable to savings associations' provide authority to loan up to $500,000 to a single borrower for any purpose and to develop domestic residential housing units up to the lesser of 30% of the savings association's unimpaired capital and unimpaired surplus or $30.0 million, if: (a) the purchase price of a single-family unit does not exceed $500,000; (b) the savings association is in compliance with the fully phased-in capital standards; (c) the OTS director, by order, authorizes the higher limit; (d) the loans made to all borrowers in the aggregate do not exceed 150% of the savings association's unimpaired capital and unimpaired surplus; and
(e) all loans comply with applicable loan-to-value requirements.

         Those loans to one borrower which were made prior to the enactment of FIRREA and the OTS's final rule on loans to one borrower were limited by previous regulations of the OTS to the lesser of 10% of the Bank's withdrawable deposits or 100% of its regulatory capital. However, to the extent any such loans exceed the limits imposed by FIRREA, the Bank cannot extend new funds and must use its best efforts to reduce its interest in such loans. At June 30, 1997, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $3.43 million, and is in conformity with the current loans to one borrower regulations described above.

         The Company is currently permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations, the State Code and Department regulations to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance must be obtained on all residential loans whose loan-to-value ratios exceed 80%. The Company will generally lend up to 97% of the appraised value of one-to four-family owner-occupied residential dwellings when the required private mortgage insurance is obtained. The Company generally originates loans of up to 75% of the appraised value of the properties securing its commercial real estate and commercial business loans and 75% of the appraised value upon completion or sale price, whichever is lower, for construction loans. With respect to construction loans for owner-occupied properties made in connection with the providing of the permanent financing, the Company will lend up to 90% of the appraised value when the required private mortgage insurance is obtained.

         In the loan approval process, the Company assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. In connection therewith, the Bank obtains an appraisal of the security property and information concerning the income, financial condition, employment and credit history of the applicant. Loans must be approved at various management levels, including the Board of Directors, depending on the amount of the loan. Residential mortgage loans in excess of $500,000, commercial business and commercial real estate loans in excess of $450,000, and consumer loans in excess of $250,000 require approval by the Board of Directors.

         For mortgage loans the Company requires title insurance insuring the priority of its lien, as well as fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies where the property is in a flood plain as designated by the Federal Emergency Management Agency. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

         Loan Fee and Servicing Income. In addition to interest earned on loans, the Company receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments, prepayments, repayments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made.

         Statement of Financial Accounting Standards ("SFAS") No. 91 requires that loan origination fees and certain related direct loan origination costs be offset and that the resulting net amount be deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. However, in the event the related loan is sold, any deferred loan fees or costs remaining with respect to such loan should be taken into income. In following the guidelines of the statement, all loan origination and commitment fees have been deferred and direct costs of originating loans have been capitalized.

         The Company currently charges loan origination fees which are calculated as a percentage of the amount of the loan. The fees received in connection with the origination of commercial real estate loans have generally amounted to two points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Company typically receives fees from two to three points in connection with the origination of new, conventional, one-to four-family mortgages and 3.5 points in connection with the origination of construction loans.

         At June 30, 1997, the Company was servicing $24.89 million of loans for others, substantially all of which were whole loans sold by the Company to the FHLMC. The Company receives a servicing fee of approximately 1/4 or 3/8 of 1% on such loans.

         In June 1996 the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and de-recognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company adopted SFAS 125 prospectively on January 1, 1997, and the impact on earnings, equity, and financial condition was not material.

         Non-Performing Loans and Real Estate Owned ("REO"). When a borrower fails to make a required loan payment, the Company attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, at which time a late charge is assessed. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Company's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. The remedies available to the Bank in the event of a default or delinquency with respect to certain residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania law and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. In addition, the lender's ability to exercise any remedies it may have with respect to loans for one- or two-family principal residences located in Pennsylvania is further restricted (including the lender's right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower's rights to seek consumer credit counseling and state financial assistance and until the borrower has exhausted or failed to pursue such rights. These provisions of Pennsylvania law may delay for several months the Bank's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform FNMA/FHLMC lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, requires notice and a right to cure similar to that provided under Pennsylvania law.

         Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan term. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Non-real estate consumer loans more than 120 days delinquent are required to be written off in accordance with federal regulations.

         If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for possible loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized to the extent they do not exceed the property's fair value. No loss reserves are maintained on REO, and future write-downs for cost beyond the fair value are expensed. The Company is permitted under Department and OTS regulations to finance sales of REO by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. However, at June 30, 1997, the Company did not have any loans to facilitate.

         For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the twelve-month period ended June 30, 1997, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Company is accruing interest and REO held by the Company at the dates indicated. The Company did not have any loans which were classified as restructured troubled debt at any of the dates presented.

                                                                  Year Ended June 30,
                                      ----------------------------------------------------------------------------
                                         1997            1996             1995            1994             1993
                                      ------------    ------------     ------------    ------------     -----------
                                                                (Dollars In Thousands)
Residential real estate loans:
  Non-accrual loans                       $   417          $1,166          $2,029          $1,552           $2,103
  Accruing loans 90 days overdue               --              --              --              --               --
                                      ------------    ------------    ------------    ------------     ------------
       Total                                  417           1,166           2,029           1,552            2,103
                                      ------------    ------------    ------------    ------------     ------------
Commercial real estate loans:
  Non-accrual loans                            --              --              28             295              885
  Accruing loans 90 days overdue               --              --              --              --               --
                                      ------------    ------------    ------------    ------------     ------------
       Total                                   --              --              28             295              885
                                      ------------    ------------    ------------    ------------     ------------
Construction and land loans
  Non-accrual loans                            --             737             294             354              534
  Accruing loans 90 days overdue               --              --              --              --               --
                                      ------------    ------------    ------------    ------------     ------------
       Total                                   --             737             294             354              534
                                      ------------    ------------    ------------    ------------     ------------
Commercial business loans:
  Non-accrual loans                            --              18              10              63              249
  Accruing loans 90 days overdue               --              --              --              --              113
                                      ------------    ------------    ------------    ------------     ------------
       Total                                   --              18              10              63              362
                                      ------------    ------------    ------------    ------------     ------------
Consumer loans:
  Non-accrual loans                           331             297             549             358              455
  Accruing loans 90 days overdue               --              --              --              --               57
                                      ------------    ------------    ------------    ------------     ------------
       Total                                  331             297             549             358              512
                                      ------------    ------------    ------------    ------------     ------------
Total non-performing loans:
  Non-accrual loans                           748           2,218           2,910           2,622            4,226
  Accruing loans 90 days overdue               --              --              --              --              170
                                      ------------    ------------    ------------    ------------     ------------
       Total                              $   748          $2,218          $2,910          $2,622           $4,396
                                      ============    ============    ============    ============     ============
Total non-performing loans to
  total assets                               .23%            .81%           1.11%           1.07%            1.98%

Total REO                                      --            $121          $  157          $  885           $1,197

Total non-performing loans and
  REO to total assets                        .23%            .86%           1.17%           1.44%            2.52%

         At  June  30,  1997,   non-accrual  real  estate  loans  included  five
residential mortgage loans aggregating $417,000, all secured by single-family residential properties.

         At June 30, 1997, non-performing loans amounted to $748,000. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross interest income for fiscal 1997 that would have been recorded for these loans was $71,400. Fiscal 1997 interest income recognized on these non-performing loans amounted to $35,200.

          Allowances for Losses on Loans and Classified Assets. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance. At June 30, 1997, the Bank's allowance for loan losses was $2.86 million or 1.10% of net loans and 381.7% of total non-performing loans compared to $2.67 million or 1.18% of net loans and 120.4% of total non-performing loans at June 30, 1996.

         The Company monitors the quality of its assets on a regular basis. Under regulations of the OTS, all of the Company's assets are subject to being classified under a classification system that has three categories: (i) substandard, (ii) doubtful, and (iii) loss. An asset may fall within more than one category and a portion of the asset may remain unclassified. The Company is required to review the classification of its assets on a regular basis. In addition, in connection with the examinations of First Financial by the OTS, the FDIC, and the Department, the examiners have the authority to identify problem assets and, if appropriate, classify them and/or require adjustments to the carrying value of such assets.

         Assets classified substandard are considered inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

         Assets classified doubtful are considered to have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.


         Assets classified loss are considered uncollectable and of such little value that their continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather, that it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be affected in the future.

         At June 30, 1997 and 1996, the Company's classified assets, which consisted of assets classified as substandard, doubtful, loss, and REO, totaled $1.40 million and $2.97 million, respectively. Included in the assets classified substandard at June 30, 1997 and 1996, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. The majority of loans which are classified but otherwise performing are residential mortgage loans.

         Other loans designated as special mention by the Company amounted to $88,000 and $100,000 at June 30, 1997 and 1996, respectively. Although these loans are not considered or classified as substandard, doubtful or loss, they do have a potential weakness which may, if not corrected, result in increased risk at some future date.

         The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                                        As of June 30,
                                       ----------------------------------------------------------------------------------
                                           1997             1996              1995              1994            1993
                                       -------------    --------------    --------------    -------------   -------------
                                                                        (In Thousands)
Allowance at beginning of period             $2,667            $2,449            $2,199          $1,770           $1,186

Loans charged off against the allowance:
    Residential real estate                   (117)             (101)              (54)              --             (43)
    Construction and land                     (177)                --               (5)              --             (12)
    Commercial business                         (1)               (2)             (201)           (160)              (6)
    Consumer                                   (82)              (43)              (69)            (85)             (95)
                                       -------------    --------------    --------------    ------------    -------------
                                              (377)             (146)             (329)           (245)            (156)

Recoveries:
    Residential real estate                      37                --                --              --                4
    Construction and land                         4                16                --              --               --
    Commercial business                          --                --                93              --               --
    Consumer                                      1                 8                31              47               28
                                       -------------    --------------    --------------    ------------    -------------
                                                 42                24               124              47               32

Net charge-offs                               (335)             (122)             (205)           (198)            (124)

Provision for loan losses
  charged to operating expenses                 523               340               455             627              708
                                       -------------    --------------    --------------    ------------    -------------

Allowance at year end                        $2,855            $2,667            $2,449          $2,199           $1,770
                                       =============    ==============    ==============    ============    =============

Ratio of net charge-offs to
  average loans outstanding                    .13%              .05%              .10%            .11%             .07%
                                       =============    ==============    ==============    ============    =============

Ratio of allowance to period-end
  net loans                                   1.10%             1.18%             1.10%           1.12%            1.01%
                                       =============    ==============    ==============    ============    =============

         The following table presents information regarding the Company's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio. (Dollars in Thousands)

                                                                                At June 30,
                                            ------------------------------------------------------------------------------------
                                                      1997                         1996                         1995
                                            --------------------------    ------------------------    --------------------------
                                                                 % of                        % of                          % of
                                                                Loans                       Loans                         Loans
                                                             to Total                    to Total                      to Total
                                                  Amount        Loans          Amount       Loans          Amount         Loans
                                                  ------        -----          ------       -----          ------         -----
Residential real estate loans                   $    778        58.7%        $    898       63.1%       $   1,077          66.6%
Commercial real estate loans                         871         12.5             585         9.6             428           9.8
Construction and land loans                          139          8.5             280         7.2             309           5.7
Commercial business loans                            278          2.9             207         2.4             105           1.8
Consumer loans                                       789         17.4             697        17.7             530          16.1
                                                ---------------------        --------------------       -----------------------

   Total allowance for loan losses              $  2,855        100.0%       $  2,667       100.0%      $   2,449         100.0%
                                                =====================        ====================       =======================

Total allowance for loan losses
  to total non-performing loans                    381.7%                       120.2%                       84.2%
                                                   =====                        =====                        ====


Total non-performing loans                      $    748                       $2,218                      $2,910
                                                ========                       ======                      ======

                                                                    At June 30,
                                            --------------------------------------------------------
                                                       1994                          1993
                                            ---------------------------    -------------------------
                                                                  % of                         % of
                                                                 Loans                        Loans
                                                              to Total                     to Total
                                                 Amount          Loans          Amount        Loans
                                                 ------          -----          ------        -----
Residential real estate loans                  $    791           64.6%       $    706         61.7%
Commercial real estate loans                        507            8.2             335          7.8
Construction and land loans                         340            8.6             257          9.3
Commercial business loans                           112            1.8             158          2.1
Consumer loans                                      449           16.8             314         19.1
                                               -----------------------        ---------------------

   Total allowance for loan losses             $   2,199         100.0%       $   1,770       100.0%
                                               =======================        =====================

Total allowance for loan losses
  to total non-performing loans                    83.9%                          40.3%
                                                   ====                           ====


Total non-performing loans                     $  2,622                       $  4,396
                                               ========                       ========

Investment Activities

         Historically, interest and dividends on investments have provided the Company with a significant source of revenue. At June 30, 1997, the Company's investment securities, investment securities available for sale, and interest-bearing deposits amounted to $53.88 million or 16.6% of its total assets. First Financial's investments are used to meet certain federal liquidity ratios. The liquidity ratios are met in part by investing in securities that qualify as liquid assets under OTS regulations. (See "Regulation - Regulation of the Bank Liquidity Requirements"). Such securities include obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits and negotiable certificates of deposit issued by commercial banks and other specified investments, including commercial paper and other securities. Investment decisions are made by members of senior management within guidelines approved by the Company's Board of Directors.

         The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities, if any, are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of tax, being reflected as adjustments to equity. At June 30, 1997, the Company had a net unrealized gain on securities available for sale, net of taxes, of $2,714.

         The following table sets forth the Company's investment portfolio and other interest-earning assets at carrying value at the dates indicated.

                                                             At June 30,
                                                     ---------------------------
                                                       1997      1996     1995
                                                     -------   -------   -------
                                                            (In Thousands)
Interest-bearing deposits ........................   $ 6,844   $ 8,784   $ 5,808
Investment securities held to maturity:
  U.S. Government and agency obligations .........     5,500     5,500     5,189
  Municipal notes and bonds ......................    10,986    15,950    17,520
  Mortgage-backed securities .....................     1,473     1,729     2,092
  Other ..........................................     1,510     1,414     1,484
                                                     -------   -------   -------
  Total investment securities held to maturity ...    19,469    24,593    26,285
                                                     -------   -------   -------
Investment securities available for sale:
  U.S. Government and agency obligations .........    18,217     6,049      --
  Municipal notes and bonds ......................     4,128        81      --
  Mortgage-backed securities .....................     5,054      --        --
  Equity securities ..............................       167        29      --
                                                     -------   -------   -------
  Total investment securities available for sale .    27,566     6,159      --
                                                     =======   =======   =======
      Total investments ..........................   $53,879   $39,536   $32,093
                                                     =======   =======   =======


         The contractual maturity or repricing characteristics of the Company's investment portfolio is considerably more interest rate sensitive than that of its loan portfolio. Consequently, the investment portfolio provides a significant source of liquidity and protection against interest rate risk. The weighted average term to maturity or repricing of the Company's investment securities held to maturity was 5.6 years at June 30, 1997, and 5.9 years at June 30, 1996. The Company has the intent and ability to hold these securities to maturity.

The amortized cost and estimated market value of investment securities at June 30, 1997 by contractual maturity, are shown below (Dollars in Thousands).

                                                                                Weighted
                                               Amortized       Estimated         Average
                                                 Cost        Market Value        Yield
                                              ----------     ------------       --------
Held to Maturity
  Due in one year or less ..............        $ 4,442        $ 4,450           6.15%
  Due after one year through five years           7,025          7,059           6.39
  Due after five years through ten years          2,100          2,047           6.61
  Due after ten years ..................          4,392          4,326           7.08
  No stated maturity ...................          1,510          1,511           6.38
                                                -------        -------

  Total held to maturity ...............        $19,469        $19,393           6.51%
                                                =======        =======           ====
Available for Sale
  Due in one year or less ..............        $    45             45           6.87%
  Due after one year through five years           9,631          9,633           7.43
  Due after five years through ten years          6,813          6,773           7.29
  Due after ten years ..................         10,937         10,948           7.87
  No stated maturity ...................            136            167           3.31
                                                -------        -------
Total available for sale ...............        $27,562        $27,566           7.55%
                                                =======        =======           ====

         The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

         As of June 30, 1997 investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

Sources of Funds

         General. Deposits obtained through branch offices have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company also derives funds from amortization and prepayments of outstanding loans and sales of loans. From time to time, the Company also may borrow funds from the FHLBP and other sources. Borrowings generally may be used on a short-term basis to compensate for seasonal or other reductions in deposits or other inflows at less than projected levels, as well as on a longer term basis to support expanded lending and investment activities.

         Deposits. The Company obtains deposits primarily from residents of Chester County, and to a lesser extent Berks, Delaware, Lancaster and Montgomery Counties, Pennsylvania. Currently, the principal methods used by First Financial to attract deposit accounts include the offering of services and accounts, competitive interest rates, and convenient office locations and service hours. Other than during times of inverse or flat yield curves, the Bank has adopted a pricing program for its certificate accounts which provides for higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities, thus reducing the interest rate sensitivity of the Company's deposit portfolio. First Financial also offers a tiered money market account that pays higher interest on higher balances so as to maintain a relatively stable core of deposits even when its certificate accounts mature.

         In recent years, First Financial has been required by market conditions to rely increasingly on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Company's primary sources of deposits. First Financial's current deposit products include non-interest-bearing accounts, passbook/statement savings accounts, NOW checking accounts, money market deposit accounts, certificates of deposit ranging in terms from 30 days to five years and certificates of deposit in denominations of $100,000 or more ("jumbo certificates"). Included among these deposit products are individual retirement account certificates ("IRA certificates") and Keogh accounts.

The following table shows the balances of the Company's deposits as of the dates indicated:

(Dollars in Thousands)

                                                                            At June 30,
                                     ------------------------------------------------------------------------------------------
                                                1997                           1996                            1995
                                     ---------------------------    ----------------------------    ---------------------------
                                                           % of                            % of                           % of
                                            Amount     Deposits             Amount     Deposits            Amount     Deposits
                                            ------     --------             ------     --------            ------     --------
Non-interest-bearing accounts            $  21,493         8.2%          $  18,653         8.2%         $  14,394         6.6%
NOW checking accounts                       27,625         10.6             22,332          9.8            20,770          9.5
Savings accounts                            26,474         10.2             25,070         10.9            26,343         12.1
Money market accounts                       29,887         11.5             23,856         10.5            26,464         12.2
Certificates of deposit less than
  $100,000                                 124,636         47.8            116,158         50.9           106,649         48.9
Certificates of deposit with
  $100,000 minimum balance                  30,635         11.7             22,137          9.7            23,361         10.7
                                     ---------------------------    ----------------------------    ---------------------------

      Total deposits                      $260,750       100.0%           $228,206       100.0%        $  217,981       100.0%
                                     ===========================    ============================    ===========================

         The following table shows the weighted average interest rate of the Company's deposits by type of account at June 30, 1997:

(Dollars in Thousands)

                                                                            Weighted
                                                           Amount           Avg. Rate
                                                          --------          ---------
Non-interest-bearing accounts ...................         $ 21,493            0.00%
NOW checking accounts ...........................           27,625            1.98
Savings accounts ................................           26,474            2.90
Money market accounts ...........................           29,887            3.78
Certificates of deposit less than
  $100,000                                                 124,636            5.58
Certificates of deposit with
  $100,000 minimum balance ......................           30,635            5.73
                                                          --------

      Total deposits ............................         $260,750            4.28%
                                                          ========            ====


The following table sets forth the net deposit flows of the Company for the periods indicated:

(In Thousands)

                                                      Year Ended June 30,
                                               ---------------------------------
                                                 1997         1996         1995
                                               -------      -------      -------
Increase before interest credited .......      $23,848      $ 1,754      $ 5,990
Interest credited .......................        8,696        8,471        7,189
                                               -------      -------      -------

      Net deposit increase ..............      $32,544      $10,225      $13,179
                                               =======      =======      =======

The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 1997.

(In Thousands)

                                                                  Balances at June 30, 1997, Maturing
                                            ========================================================================
                                                 At            Within          Three        Six to         After
                                              June 30,          Three         to Six        Twelve         Twelve
                                                1997           Months         Months        Months         Months
                                            =============    ============    ==========    ==========    ===========

Certificates of deposit with $100,000
      minimum balance                        $    30,635      $   13,065      $  8,031     $   2,614      $   6,925
                                            =============    ============    ==========    ==========    ===========

At June 30, 1997, there were no other time deposits with balances of $100,000 or greater other than certificates of deposit

The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.

(Dollars in Thousands)

                                                                     Year Ended June 30,
                                     ------------------------------------------------------------------------------------
                                               1997                         1996                          1995
                                     -------------------------    --------------------------    -------------------------
                                                     Average                       Average                      Average
                                        Average       Rate           Average        Rate           Average       Rate
                                        Balance       Paid           Balance        Paid           Balance       Paid
                                        -------       ----           -------        ----           -------       ----
NOW checking accounts                 $ 23,986        1.92%        $ 20,464         2.20%         $ 20,744       2.24%
Savings accounts                        25,067        2.87           25,080         2.89            28,303       2.93
Money market accounts                   26,084        3.42           24,638         3.35            36,235       3.29
Certificates of deposit
  less than $100,000                   119,679        5.81          112,745         5.86            91,927       5.24
Certificates of deposit with
  $100,000 minimum balance              26,990        4.91           25,325         5.33            23,019       5.75

         The greater variety of deposit accounts offered by First Financial has increased its ability to retain deposits and has allowed it to be more competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. However, the new types of accounts have been more costly than traditional accounts during periods of high interest rates. In addition, First Financial has become much more susceptible to short-term fluctuations in deposit flows, as customers have become more rate conscious and willing to move funds into higher-yielding accounts. Thus, the ability of First Financial to attract and maintain deposits and First Financial's cost of funds have been, and will continue to be, affected significantly by economic market conditions.

         In an effort to attract increasing amounts of non-interest-bearing deposits, First Financial offers a basic checking account which features no-fee checking with a minimum balance of $50. First Financial also offers a business checking account which grants credits against service charges based on the average daily balance. It is management's belief that such accounts represent an excellent source of deposits that are not affected by interest rates.

         First Financial attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its primary market area, but does not necessarily seek to match the highest rates paid by competing institutions.

         First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania. First Financial does not advertise for deposits outside of Pennsylvania or accept brokered deposits, and management believes that an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania at June 30, 1997.

         Borrowings. First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to credit worthiness have been met. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLBP advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities, as well as to aid the efforts of members of the FHLBP to establish better asset and liability management through the extension of maturities of liabilities. At June 30, 1997, the Company had $30.20 million in FHLBP advances outstanding. The Company has available to it an annually renewable line of credit not to exceed 10% of the Company's maximum borrowing capacity. The line of credit was $13.80 million at the time the commitment was executed. The Company, from time to time, has used the line of credit to meet liquidity needs. At June 30, 1997, there was no balance outstanding on the line of credit.

         The following tables present certain information regarding short-term borrowings, all of which consisted of borrowings from the FHLBP (borrowings with a maturity of one year or less), for the periods indicated:

                                                     Year Ended June 30,
                                              ---------------------------------
                                                1997         1996         1995
                                              -------      -------      -------
                                                   (Dollars in Thousands)
Short-term borrowings:
      Balance outstanding at end
               of period ................     $18,325      $ 1,416      $ 3,300
      Weighted average interest rate
               at end of period .........        5.91%        5.87%        5.47%
      Average balance outstanding .......     $ 6,152      $ 3,562      $10,261
      Maximum amount outstanding at
              any month-end during the
              period ....................     $19,046      $ 5,716      $19,300
      Weighted average interest rate
              during the period .........        5.97%        5.28%        5.54%

The Bank did not use any other short-term borrowings from fiscal 1995 through fiscal 1997, such as reverse repurchase agreements.

Yields Earned and Rates Paid

         The largest components of the Company's total income and total expense are interest income and interest expense. As a result, the Company's earnings are dependent primarily upon net interest income, which is determined by the Company's net interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

Interest Income and Interest Spread Analysis

         The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; (v) net interest-earning assets and their net yield; and (vi) weighted average yields and rates at June 30, 1997. Average balances are determined on a monthly basis which are representative of operations.

                                            At June                               Year Ended June 30,
                                              30,     ------------------------------------------------------------------------------
                                            1997(3)                  1997                                      1996
                                            -------   ------------------------------------     -------------------------------------
                                                                                                      (Dollars in Thousands)
                                            Yield/      Average                    Yield/         Average                     Yield/
                                             Rate       Balance     Interest(1)   Rate(1)         Balance     Interest(1)    Rate(1)
                                             ----       -------     --------      ----            -------     -------        ----
Assets:
  Loans and loans held for sale(2)           8.08%     $240,858     $20,452       8.49%          $218,702     $18,368        8.40%
  Investment securities and other
    investments                              7.08%       41,261       2,408       5.84%            39,434       2,478        6.28%
                                                       --------     -------                      --------     -------
     Total interest-earning assets           7.93%      282,119     $22,860       8.10%           258,136     $20,846        8.08%
                                             ----                                 ----                                       ----
  Non-interest-earning assets                            11,110                                    10,552
                                                         ------                                    ------
     Total assets                                      $293,229                                  $268,688
                                                       ========                                  ========
Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements         4.31%     $223,048     $10,338       4.63%           207,978      $9,919        4.77%
  FHLB advances and other borrowings         5.67%       20,651       1,165       5.64%            15,316         956        6.24%
                                                       --------     -------                      --------     -------
     Total interest-bearing liabilities      4.42%      243,699     $11,503       4.72%           223,294     $10,875        4.87%
                                             ----                                 ----                                       ----
  Non-interest-bearing liabilities                       23,535                                    20,651
  Stockholders' equity                                   25,995                                    24,743
                                                         ------                                    ------
     Total liabilities and
       stockholders' equity                            $293,229                                  $268,688
                                                       ========                                  ========
Net interest income/interest rate spread    3.51%                   $11,357       3.38%                       $ 9,971        3.21%
                                            ====                    =======       ====                        =======        ====
Net interest-earning assets/net yield on
  interest-earning assets                             $  38,420                   4.03%          $ 34,842                    3.86%
                                                      =========                   ====           ========                    ====
Ratio of average interest-earning
  assets to interest-bearing liabilities                                           116%                                       116%
                                                                                   ===                                        ===

                                            ---------------------------------------
                                                             1995
                                            ---------------------------------------

                                                Average                      Yield/
                                                Balance     Interest(1)     Rate(1)
                                               --------     --------        ----
Assets:
  Loans and loans held for sale(2)             $213,172     $17,010         7.98%
  Investment securities and other
    investments                                  37,927       2,178         5.74%
                                               --------     -------
     Total interest-earning assets              251,099     $19,188         7.64%
                                                                            ----
  Non-interest-earning assets                     9,999
                                                  -----
     Total assets                              $261,098
                                               ========
Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements           $200,163     $ 8,613        4.30%
  FHLB advances and other borrowings             20,633       1,217        5.90%
                                               --------     -------
     Total interest-bearing liabilities         220,796      $9,830        4.45%
                                                                            ----
  Non-interest-bearing liabilities               17,468
  Stockholders' equity                           22,834
                                                 ------
     Total liabilities and
       stockholders' equity                    $261,098
                                               ========
Net interest income/interest rate spread                     $9,358        3.19%
                                                             ======        ====
Net interest-earning assets/net yield on
  interest-earning assets                      $ 30,303                    3.73%
                                               ========                    ====
Ratio of average interest-earning
  assets to interest-bearing liabilities                                    114%
                                                                            ===

(1) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal income tax marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 1997, 1996, and 1995.

(2)      Non-accruing loans are included in the average balance.

(3) Yields at June 30, 1997, do not reflect interest yield adjustments such as amortization of deferred fees and interest penalty fees for premature withdrawals.

Rate/Volume Analysis

         The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. Interest income and the annual rate are calculated on a taxable equivalent basis using the Federal income tax marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%).

         For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate), (2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

                                                         1997 Compared to 1996
                                                      Increase (Decrease) Due to
                                            ------------------------------------------------------
                                                        (Dollars in Thousands)
                                                                           Rate/
                                            Volume          Rate           Volume           Total
                                            -------        -------         -------         -------
Interest income on interest-earning
  assets:
    Loans and loans held for sale ..        $ 1,861        $   203         $    21         $ 2,085
    Investment securities and
      other investments ............            115           (177)             (8)            (70)
                                            -------        -------         -------         -------
        Total interest income ......        $ 1,976        $    26         $    13         $ 2,015
                                            -------        -------         -------         -------

Interest expense on interest-bearing
  liabilities:
     Deposits and repurchase
       agreements ..................        $   719        ($  279)        ($   20)        $   420
     FHLB advances and other
       borrowed money ..............            333            (92)            (32)            209
                                            -------        -------         -------         -------
         Total interest expense ....        $ 1,052        ($  371)        ($   52)        $   629
                                            -------        -------         -------         -------

Net change in net interest
income .............................        $   924        $   397         $    65         $ 1,386
                                            =======        =======         =======         =======

                                                          1996 Compared to 1995
                                                       Increase (Decrease) Due to
                                            ------------------------------------------------------
                                                          (Dollars in Thousands)
                                                                           Rate/
                                            Volume           Rate          Volume           Total
                                            -------         -------        -------         -------
Interest income on interest-earning
  assets:
    Loans and loans held for sale ..        $   441         $   894        $    23         $ 1,358
    Investment securities and
      other investments ............             87             205              8             300
                                            -------         -------        -------         -------
        Total interest income ......        $   528         $ 1,099        $    31         $ 1,658
                                            -------         -------        -------         -------

Interest expense on interest-bearing
  liabilities:
     Deposits and repurchase
       agreements ..................        $   336         $   933        $    36         $ 1,305
     FHLB advances and other
       borrowed money ..............           (314)             71            (18)           (261)
                                            -------         -------        -------         -------
         Total interest expense ....        $    22         $ 1,004        $    18         $ 1,044
                                            -------         -------        -------         -------

Net change in net interest
income .............................        $   506         $    95        $    13         $   614
                                            =======         =======        =======         =======

Ratios

         The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances.

                                                         Year Ended June 30,
                                                  --------------------------------
                                                  1997          1996          1995
                                                 -----         -----         -----
Return on average assets (income
  excluding the special SAIF
  assessment of $832,000 net
  of taxes divided by average
  total assets) ......................             .94%          .91%          .82%
Return on average assets (income
  divided by average total assets) ...             .66%          .91%          .82%
Return on average equity (income
  excluding the special SAIF
  assessment of $832,000 net
  of taxes divided by average equity)            10.61%         9.86%         9.43%
Return on average equity (income
  divided by average equity) .........            7.41%         9.86%         9.43%

Equity-to-assets ratio
  (average equity divided by
   average assets) ...................            8.87%         9.21%         8.75%

Dividend pay-out ratio ...............           39.39%        23.50%        21.89%

Subsidiaries of First Financial

         The Bank operates (as a wholly owned subsidiary) D & S Service Corporation ("D & S Service"), which has participated in the development for sale of residential properties, in particular condominium conversions, and also the development of commercial properties in order for the Bank to expand its facilities to accommodate its growth. All of such projects have either been located in or within close proximity to the Bank's primary market area. D & S
Service operates two wholly owned subsidiaries: Wildman Projects and D & F Projects, Inc.

         At June 30, 1997, the Bank was permitted by regulations to invest up to 2% of assets in the capital stock of, and secured and unsecured loans to, subsidiary corporations or service corporations and under certain circumstances may make conforming loans to service corporations in greater amounts. As a Pennsylvania-chartered savings institution, the Bank may diversify into any business activity approved in advance by the Department. In addition, First Financial could invest up to 30% of its assets in finance subsidiaries. Such subsidiaries must be limited purpose subsidiaries whose sole purpose is to issue debt or equity securities that the parent association is authorized to issue directly and to remit the proceeds of such issuance to the parent association.

         Effective with the enactment of FIRREA, state-chartered savings institutions may not acquire any equity investment not permissible for federally-chartered savings institutions. Divestiture was required by July 1, 1994. Under limited conditions, state-chartered savings institutions may continue to have equity investments in service corporations engaged in activities the FDIC determines pose no significant risk to its fund. The Bank was not required to divest any of its equity investments due to this change in regulations.

         At June 30, 1997, the Bank was authorized to have a maximum investment of $6.47 million in its one first-tier wholly-owned subsidiary, D & S Service. As of such date, the Bank had invested $736,000 in this subsidiary.

Competition

         First Financial encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings and loan associations, savings banks and credit unions conducting business in its primary market area. The Bank also encounters competition for deposits from money market funds, as well as corporate and government securities. The principal methods used by the Bank to attract deposit accounts include offering a variety of services and interest rates and providing convenient office locations and expanded banking hours. The Bank's competition for real estate and other loans comes principally from other savings institutions, credit unions, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. First Financial competes for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers and real estate brokers.

Employees

         The Company had 96 full-time employees and 27 part-time employees as of June 30, 1997. None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank as in effect as of the date of this Annual Report on form 10-KSB. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         In recent periods there have been various legislative proposals in the U.S. Congress to eliminate the thrift charter and the OTS. Although the Company currently is unable to predict whether the existence of the thrift charter and the OTS may be the subject of future legislation and, if so, what the final contents of such legislation will be and their effects, if any, on the Company and the Bank, such legislation could result in, among other things, the Company becoming subject to the same regulatory capital requirements, activities limitations and other requirements which are applicable to bank holding companies under the Bank Holding Company Act of 1956 ("BHCA"). Unlike savings and loan holding companies, bank holding companies are subject to regulatory capital requirements, which generally are comparable to the regulatory capital requirements which are applicable to the Bank, and unlike unitary savings and loan holding companies such as the Company, which generally are not subject to activities limitations, bank holding companies generally are prohibited from engaging in activities or acquiring or controlling, directly or indirectly, the voting securities or assets of any company engaged in any activity other than banking, managing or controlling banks and bank subsidiaries or other activities that the Federal Reserve Board has determined, by regulation or otherwise, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Regulation of the Company

         Federal Regulation-General. The Company is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Federal Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- Regulation of the Bank - Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         Federal Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. As a result, the Company is an affiliate of the Bank. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

         In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans by savings associations to executive officers, directors and principal stockholders of the Company and the Bank. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association or the company that controls the savings association, and certain affiliated interests of such insiders (i) may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) (ii) be made on terms substantially the same as offered in comparable transactions to other persons, provided the Bank is not prohibited from extending credit pursuant to a benefit or compensation program widely available to employees of the Bank and the Company and that does not give preference to any officer, director or principal stockholder over other employees thereof, and (iii), in certain cases, require prior board approval. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places certain additional restrictions on loans to executive officers. At June 30, 1997, the Bank was in compliance with the above restrictions.

         Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987, (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA)", or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

Regulation of the Bank

         General. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

         The OTS's enforcement authority over all savings associations and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

         Insurance of Accounts. The deposits of the Bank are insured up to $100,000 per depositor (as defined by law and regulation) by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions, such as the Bank. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

         On September 30, 1996, President Clinton signed into law legislation to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio of 1.25% of insured deposits. The legislation provided that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF.

         Effective October 8, 1996, the FDIC imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Bank's one-time special assessment amounted to $1.39 million. Net of related tax benefits, the one-time special assessment amounted to $832,000. The payment of the special assessment reduced the Bank's capital by the amount of the assessment.

         Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points which is the same range of premiums as paid by insured institutions insured by the Bank Insurance Fund administered by the FDIC. From 1997 through 1999, FDIC-insured institutions will pay 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation. Based upon the $259.39 million of SAIF-assessable deposits at June 30, 1997, the Bank would expect to pay $41,000 in insurance premiums per quarter during fiscal 1998.

         Regulatory Capital Requirements - General. Federally insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be no less stringent than the capital requirements applicable to national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         Federally-insured savings associations are subject to three capital requirements: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets. For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying mortgage servicing rights, and any investment in non-permissible subsidiaries, which are subsidiaries which are not engaged in permissible activities. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets other than qualifying mortgage servicing rights.

         A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt which meets specified requirements and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risk inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.

         OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by an valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at June 30, 1997.

         In August 1993 the OTS adopted a final rule incorporating an interest rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, in August 1995 the OTS indefinitely delayed implementation of its interest rate risk component of its risk-based capital requirement. Management of the Bank does not believe that the OTS's adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank if it becomes effective in its current form.

         In April 1991 the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was done by the Comptroller of the Currency for national banks. Under the OTS proposal, only savings associations rated composite 1 under the CAMEL rating system will be permitted to operate the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to 4% to 5% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

         The following table sets forth a reconciliation between the Bank's stockholder's equity and each of its three capital requirements at June 30, 1997.

                                       Tangible             Core            Risk-Based
                                       Capital            Capital           Capital(1,2)
                                      ----------         ----------         -------
                                                   (Dollars in Thousands)
Total regulatory capital .....        $   26,750         $   26,750         $29,057
Minimum required regulatory
  capital ....................             4,855              9,710          15,689
                                      ----------         ----------         -------
Excess regulatory capital ....        $   21,895         $   17,040         $13,368
                                      ==========         ==========         =======

Regulatory capital as a
  percentage of assets(2) ....              8.26%              8.26%          14,82%

Minimum capital required
  as a percentage of assets(2)              1.50               3.00            8.00
                                      ----------         ----------         -------

Excess regulatory capital as
  a percentage of assets .....              6.76%              5.26%           6.82%
                                      ==========         ==========         =======

(1) Does not reflect amendments to the risk-based capital requirement which have been adopted but not implemented by the OTS, as discussed above.

(2) Tangible and core capital are computed as a percentage of adjusted total assets of $323.67 million. Risk-based capital is computed as a percentage of adjusted total risk-weighted assets of $196.11 million.

        Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. See "- Prompt Corrective Regulatory Action."

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. At June 30, 1997, the Bank's liquidity ratio was 12.68% and its short-term liquidity ratio was 12.60%.

        Real Estate Lending Standards. Effective March 19, 1993, all financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), uniform regulations prescribing standards for real estate lending which is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

        The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%) and one-to-four family residential (owner occupied) (no maximum ratio, although any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

        Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g. those guaranteed by a government agency, loans to facilitate the sale of real estate owned, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

        Accounting Requirements. Applicable OTS accounting and reporting requirements incorporates the following standards: (i) regulatory reports will incorporate generally accepted accounting principles ("GAAP") when GAAP is used by federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations.

        In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation." This statement encourages the adoption of fair value accounting for stock-based compensation issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires pro forma disclosure of net income and earnings per share as if fair value accounting had been adopted. The Company has not adopted the fair value accounting provisions of SFAS 123 but has instead provided the required pro forma disclosures, as permitted, in the current fiscal year.

        In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This
statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and de-recognizes financial assets it no longer controls and liabilities that have been extinguished. The approach focuses on the assets and liabilities that exist after the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Company adopted SFAS 125 prospectively on January 1, 1997, and the impact on earnings, equity, and financial condition was not material.

        In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statements simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior period EPS data presented. Had the Company adopted SFAS No. 128 as of June 30, 1997, the basic earnings per share on a pro forma basis would have been $.94, $1.19, and $1.05 for the fiscal years ended 1997, 1996 and 1995, respectively, rather than $.93, $1.18, and $1.04, respectively. Pro forma disclosure of diluted earnings per share would have been $.93, $1.18, and $1.04 for the fiscal years ended 1997, 1996, and 1995, respectively, the same as disclosed under the current accounting requirements.

        In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Company.

        In June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Company.

        Prompt Corrective Regulatory Action. Under Section 38 of the FDIA, as added by the FDICIA, each appropriate agency and the FDIC is required to take
prompt  corrective  action  to  resolve  the  problems  of  insured   depository
institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

        The federal banking agencies, including the OTS, adopted substantially similar regulations in order to implement Section 38 of the FDIA, which regulations became effective in December 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

        The Bank complies with the requirements to be classified as well capitalized.

        Safety and Soundness. On November 18, 1993, a joint notice of proposed rule making was issued by the OTS, the FDIC, the Office of the Comptroller of the Currency, and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. Legislation enacted in 1994: (1) authorizes the agencies to establish safety and soundness standards by regulation or guideline for all insured depository institutions; (2) gives the agencies greater flexibility in prescribing asset quality and earnings standards by eliminating the requirement that agencies establish quantitative standards; and (3) eliminates the requirement that the standards referenced above apply to depository institution holding companies. The agencies have published a final rule and interagency guidelines ("Guidelines") as well as proposed asset quality and earning standards which will be added to the Guidelines when finalized. The final rule and Guidelines became effective in August 1995.

        Under the Guidelines and final rule of the OTS, if an insured savings institution fails to meet any of the standards promulgated by Guidelines, then the OTS may require such institution to submit a plan within 30 days (or such different period specified by the OTS) specifying the steps it will take to correct the deficiency. In the event that an institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the OTS, the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it is in compliance with each of the standards as adopted.

        Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. Under FDICIA, a depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in nine of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, certain obligations of the FDIC and certain other related entities, small business loans, credit card loans, student loans, and loans for personal, family and household purposes, may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an association or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the association or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of June 30, 1997, with 85.9% of its assets invested in qualified thrift investments.

        Restrictions on Capital Distributions. The OTS has adopted a regulation governing capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions. The Bank currently is a Tier 1 institution for purposes of the regulator dealing with capital distributions.

        Generally, Tier 1 associations, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or 75% of net income over the most recent four quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirements imposed upon an association.

        In December 1994 the OTS published a notice of proposed rule making to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "Prompt Corrective Action." Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

        Federal Home Loan Bank System. The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 1997, the Bank's advances from the FHLBP amounted to $30.20 million.

        As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 1997, the Bank had $1.51 million in FHLB stock, which was in compliance with this requirement.

        As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended June 30, 1997, dividends paid by the FHLBP to the Bank totaled approximately $91,000.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and super NOW checking accounts) and non-personal time deposits. At June 30, 1997, the Bank was in compliance with such requirements.

        The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an association's earning assets. The amount of funds necessary to satisfy this requirement has not had a material affect on the Bank's operations.

Interstate Acquisitions

        The Commonwealth of Pennsylvania enacted legislation in 1986 regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The legislation dealing with savings institutions authorizes (i) a saving bank, savings and loan association or holding company thereof located in Delaware, the District of Columbia, Kentucky, Maryland, New Jersey, Ohio, Virginia and West Virginia (collectively "regional institutions") to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered savings bank, savings and loan association or holding company thereof (collectively, Pennsylvania institutions") and (ii) the establishment of branches in Pennsylvania by regional institutions, in each case subject to certain conditions including reciprocal legislation in the state in which the regional institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania institutions and approval by the Pennsylvania Department of Banking. The legislation also provides for nationwide branching by Pennsylvania-chartered savings banks and savings and loan associations, subject to Department approval and certain other conditions.

                                    TAXATION

Federal and State Taxation

General. The Company and the Bank are subject to the corporate tax provisions of the Internal Revenue Code of 1986 (the "Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank. Beginning with July 1, 1993, the Company and its subsidiaries elected to file its federal and state income tax returns on a fiscal year basis.

Bad Debt Reserves. Legislation enacted under the Small Business Job Protection Act of 1996 (the "Act") provided for the Bank to recapture into income, over a six-year period, only the portion of its tax bad debt reserves as of June 30, 1996, that exceed its base year reserves (i.e., tax reserves for years beginning before 1988). Under the Act, the amount of the excess base year reserves subject to recapture would be suspended for each of two successive tax years beginning July 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans the Bank made during its six preceding tax years. The Bank's total tax bad debt reserves at June 30, 1997, are approximately $3.14 million, of which $2.64 million represents the base year amount and $504,000 is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations. The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted to certain distributions. Under the provisions of the Act, the Bank is considered a "small bank" (i.e., a bank that has total assets under $500 million) and may claim its tax bad debt deductions for tax years beginning after December 31, 1995, using a six-year average of its loan charge-offs to total loans.

Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of bad debt deduction allowable for a taxable year over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on a newly issued (generally, issued on or after August 8, 1986) privately activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and beginning before January 1, 1996, the Company is also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year over $2.0 million.

Audit by IRS. The Company's consolidated federal income tax returns for taxable years through June 30, 1993, have been closed for the purpose of examination by the IRS.

State Taxation. The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 1997 is 9.99% and is imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Company's tax rate is 11.5%. The MTIT exempts the Company from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Company. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

ITEM 2.  PROPERTIES

Offices and Other Material Properties

        At June 30, 1997, the Company conducted its business from its main office in Downingtown, Pennsylvania and six full-service branch offices.

        The following table sets forth certain information with respect to the offices of the Company as of June 30, 1997:

                                                                           Net Book Value
                                                                           of Property and
                                                         Lease             Leasehold
                                   Owned or              Expiration        Improvements at
                                   Leased                Date              June 30, 1997            Deposits
                                   --------              ----------        ----------------         --------
                                                                                          (In Thousands)
Main Office:

100 E. Lancaster Avenue
Downingtown PA 19335               Own                      --                  $  995               $74,794

Branch Offices:

Exton-Lionville
601 N. Pottstown Pike
Exton PA  19341                    Own                       --                    436                54,153

Frazer-Malvern
200 W. Lancaster Avenue
Frazer PA 19355                    Own                       --                  1,339                33,596

Thorndale
3909 Lincoln Highway
Downingtown PA 19335               Lease                 9/30/2000                  45                39,903

Westtown
1197 Wilmington Pike
West Chester PA 19382              Lease                 10/31/99                  116                40,642

Airport Village
102 Airport Road                   Own Building
Coatesville PA 19320               Lease Land            11/30/2004                356                 9,308

Brandywine Square                  Lease                 8/14/2011                 100                 8,354
82 Quarry Road
Downingtown PA 19335
                                                                                ------              --------

          Total                                                                 $3,387              $260,750
                                                                                ======              ========

        In addition, the Company currently owns two developed properties adjacent to its main office. These properties are being held for possible use as future office facilities and expansion of the main office. One of the properties is currently being leased to other users. The net book value of each of the two parcels at June 30, 1997, was approximately $11,400 and $96,400.

        In September 1989 the Bank entered into a 10-year operating lease for the Bank's Westtown office. The lease contains two five-year options to renew.

        In October 1990 the Bank entered into a 10-year lease agreement in connection with the relocation of its existing branch in Thorndale to a new site in the Thorndale area. The lease includes two five-year options to extend the lease.

        In May 1994 the Bank entered into a 10-year lease agreement for land in connection with the construction of the Airport Village branch. The lease includes three five-year options to extend the lease.

        In April 1995 the Bank entered into a 15-year lease agreement for the Bank's Brandywine Square office, which opened in August 1996.

         First  Financial  operates and  participates in the MAC(R) Money Access
Service shared Automated Teller Machine ("ATM") network system. In addition, First Financial operates six office ATMs under the MAC(R) system.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required herein is incorporated by reference from "Market Information" on pages 17 and 18 of the Company's 1997 Annual Report to Stockholders included herein as Exhibit 13 hereto ("Annual Report").



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required herein is incorporated by reference from pages 12 to 19 of the Annual Report.

ITEM 7.  FINANCIAL STATEMENTS

        The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 37 of the Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required herein is incorporated by reference from pages 2 to 7 of the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of the end of the Company's fiscal year ("Definitive Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from pages 9 to 10 of the Company's Definitive Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from pages 1 to 7 of the Company's Definitive Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference from page 13 of the Company's Definitive Proxy Statement.

ITEM 13.   EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        (1) The following financial statements are incorporated by reference into Item 8 hereof from pages 20 to 36 of the Annual Report,
               Exhibit 13 hereto:

               Consolidated Statements of Financial Condition at June 30, 1997 and 1996

               Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996, and 1995

               Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996, and 1995

               Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995.

               Notes to Consolidated Financial Statements.

        (2) Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements or Notes thereto.

(b)     Reports on Form 8-K

        None

                                Index to Exhibits



Number          Description of Documents
------          ------------------------
3a              Restated Articles of Incorporation **
3b              Bylaws, as amended ***
4               Specimen Stock Certificate *
10a             Key Employee Stock Compensation Program, as amended **
10b             Employee Stock Ownership Plan **
10c             Employment Agreement By and Between the Company and Ellen Ann Roberts **
10d             Employment Agreement By and Between the Company and Edward H. Plank **
10e             Employment Agreement By and Between the Company and Colin N. Maropis *
10f             Employment Agreement By and Between the Company and Anthony J. Biondi **
10h             Amendment No. 1 to the Employment Agreement By and Between the Company and Ellen Ann Roberts ****
10i             Amendment No. 1 to the Employment Agreement By and Between the Company and Edward H. Plank ****
10j             Amendment No. 1 to the Employment Agreement By and Between the Company and Colin N. Maropis ****
10k             Amendment No. 1 to the Employment Agreement By and Between the Company and Anthony J. Biondi ****
10l             1997 Stock Option Plan
11              Computation of Earnings Per Share
13              Annual Report to Stockholders
21              Subsidiaries  of the Registrant - Reference is made to Item, 1, Business -  Subsidiaries,"  for the required information
23              Consent of Independent Auditors

(*)             Incorporated herein by reference from the Company's Registration
                Statement on Form S-4 (33-30433) dated August 10, 1989.

(**)            Incorporated  herein by reference from the Company's  Annual Report on Form 10-K for the year ended
                June 30, 1990.

(***)           Incorporated  herein by reference from the Company's  Annual Report on Form 10-K for the year ended
                June 30, 1991.

(****)          Incorporated  herein by reference from the Company's  Annual Report on Form 10-K for the year ended
                June 30,  1992.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHESTER VALLEY BANCORP INC.


September 26, 1997                     By: /s/ Ellen Ann Roberts
                                           ---------------------
                                           Ellen Ann Roberts
                                           Director, Chairman of the Board, and
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ellen Ann Roberts                         September 26, 1997
---------------------------------------
Ellen Ann Roberts
Director, Chairman of the Board, and
Chief Executive Officer


/s/ Anthony J. Biondi                         September 26, 1997
----------------------------------------
Anthony J. Biondi
President and
Chief Operating Officer


/s/ Robert J. Bradbury                        September 26, 1997
-----------------------------------------
Robert J. Bradbury
Director


/s/ Gerard F. Griesser                        September 26, 1997
----------------------------------------
Gerard F. Griesser
Director

/s/ James E. McErlane                         September 26, 1997
-----------------------------------------
James E. McErlane
Director and Secretary


/s/ Richard L. Radcliff                        September 26, 1997
-----------------------------------------
Richard L. Radcliff
Director


/s/ Emory S. Todd                             September 26, 1997
-----------------------------------------
Emory S. Todd
Director

/s/ Edward L. Towson                          September 26, 1997
-----------------------------------------
Edward L. Towson
Director


/s/ William M. Wright                         September 26, 1997
-----------------------------------------
William M. Wright
Director