Form 10QSB
period 1997-09-30
CHESTER VALLEY BANCORP INC
filed 1997-11-13
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-18833

                           Chester Valley Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Pennsylvania                            23-2598554
--------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


      100 E. Lancaster Ave., Downingtown PA                  19335
      -------------------------------------                 --------
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

Transitional Small Business Disclosure Format. YES  [   ]     NO  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock ($1.00 par value)                        2,162,520
      ------------------------------                       ----------
          (Title of Each Class)                    (Number of Shares Outstanding
                                                    as of November 1, 1997)

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           September 30, 1997 and June 30, 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended September 30, 1997 and 1996 (Unaudited)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended September 30, 1997 and 1996 (Unaudited)

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


PART 2.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Item 2.  CHANGES IN SECURITIES

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                 CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (Dollars in Thousands)

                                                                                  September 30,    June 30,
                                                                                      1997           1997
                                                                                   ---------      ---------
ASSETS:
Cash in banks ................................................................     $   3,642      $   2,610
Interest-bearing deposits ....................................................         4,133          6,844
Investment securities available for sale .....................................        22,545         27,566
Investment securities (market value - September 30, $18,926; June 30, $19,393)        18,901         19,469
Accrued interest receivable ..................................................         1,886          2,108
Loans held for sale ..........................................................           175            106
Loans receivable, less allowance for possible loan losses of $2,976 and $2,855       262,641        257,040
Property and equipment .......................................................         4,908          4,724
Other assets .................................................................         3,490          3,206
                                                                                   ---------      ---------
     Total Assets.............................................................     $ 322,321      $ 323,673
                                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposit accounts .............................................................     $ 262,049      $ 260,750
Securities sold under agreements to repurchase ...............................           167             12
Advance payments by borrowers for taxes and insurance ........................           984          2,999
Employee Stock Ownership Plan ("ESOP") debt ..................................           287            333
Federal Home Loan Bank advances ..............................................        28,580         30,198
Other borrowings .............................................................           309            249
Accrued interest payable .....................................................           871            788
Other liabilities ............................................................         1,157          1,279
                                                                                   ---------      ---------
                                                                                     294,404        296,608
     Total Liabilities .......................................................     ---------      ---------

                                 CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (Dollars in Thousands)
                                                (continued)

                                                                                  September 30,    June 30,
                                                                                      1997           1997
                                                                                   ---------      ---------
Stockholders' Equity:
Preferred stock - $1.00 par value; 5,000,000 shares authorized; none issued ..          --             --
Common stock - $1.00 par value; 15,625,000 shares authorized; 2,174,689 and
  2,072,083 shares issued at September 30 and June 30, respectively ..........         2,175          2,072
Additional paid-in capital ...................................................        14,854         12,772
Common stock acquired by ESOP ................................................          (287)          (333)
Retained earnings - partially restricted .....................................        11,213         12,750
Net unrealized gain on securities available for sale, net of taxes ...........           104              3
                                                                                   ---------      ---------
  Subtotal ...................................................................        28,059         27,264
Treasury stock, at cost (8,957 shares and 13,213 shares at September 30 and
  June 30, respectively) .....................................................          (142)          (199)
                                                                                   ---------      ---------
     Total Stockholders' Equity ..............................................        27,917         27,065
                                                                                   ---------      ---------

     Total Liabilities and Stockholders' Equity ..............................     $ 322,321      $ 323,673
                                                                                   =========      =========

See accompanying notes to unaudited consolidated financial statements.

                             CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in Thousands, Except for Per Share Amounts)


                                                                           Three Months Ended
                                                                                 September,
                                                                       ---------------------------
                                                                            1997            1996
                                                                       -----------     -----------
INTEREST INCOME:
  Loans ..........................................................     $     5,502     $     4,855
  Investment securities and interest-bearing deposits ............             793             524
                                                                       -----------     -----------
     Total interest income .......................................           6,295           5,379
                                                                       -----------     -----------

INTEREST EXPENSE:
  Deposits .......................................................           2,841           2,464
  Securities sold under agreements to repurchase .................               1              27
  Short-term borrowings ..........................................             244              72
  Long-term borrowings ...........................................             182             182
                                                                       -----------     -----------
     Total interest expense ......................................           3,268           2,745
                                                                       -----------     -----------

NET INTEREST INCOME ..............................................           3,027           2,634
  Provision for possible loan losses .............................             120              96
                                                                       -----------     -----------
      Net interest income after provision for possible loan losses           2,907           2,538
                                                                       -----------     -----------

OTHER INCOME:
  Service charges and fees .......................................             301             272
  Gain on sale of loans held for sale ............................               1               3
  Gain on sale of securities available for sale ..................              87              48
  Other ..........................................................              45              46
                                                                       -----------     -----------
     Total other income ..........................................             434             369
                                                                       -----------     -----------

                             CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Dollars in Thousands, Except for Per Share Amounts)


                                                                           Three Months Ended
                                                                                 September,
                                                                       ---------------------------
                                                                            1997            1996
                                                                       -----------     -----------
OPERATING EXPENSES:
  Salaries and employee benefits .................................           1,015             917
  Occupancy and equipment ........................................             424             359
  Data processing ................................................             166             150
  SAIF special assessment ........................................            --             1,387
  Deposit insurance premiums .....................................              38             130
  Other ..........................................................             486             392
                                                                       -----------     -----------
     Total operating expenses ....................................           2,129           3,335
                                                                       -----------     -----------

  Income (loss) before income taxes ..............................           1,212            (428)
  Income tax expense (benefit) ...................................             359            (227)
                                                                       -----------     -----------

NET INCOME (LOSS) ................................................     $       853     $      (201)
                                                                       ===========     ===========

EARNINGS PER SHARE (1):
  Primary ........................................................     $      0.39     $     (0.09)
                                                                       ===========     ===========
  Fully Diluted ..................................................     $      0.39     $     (0.09)
                                                                       ===========     ===========

DIVIDENDS PER SHARE PAID DURING PERIOD (1) .......................     $      0.10     $      0.08
                                                                       ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Primary ........................................................       2,189,381       2,163,096
                                                                       ===========     ===========
  Fully Diluted ..................................................       2,192,089       2,166,200
                                                                       ===========     ===========


(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1997 and the March 1997 five-for-four stock split effected in the form of a dividend.

     See accompanying notes to unaudited consolidated financial statements.

                             CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)

                                                                                Three Months Ended
                                                                                    September 30,
                                                                             ----------------------
                                                                                 1997         1996
                                                                             --------      --------
Cash flows from operating activities:
Net income (loss) ......................................................     $    853      $   (201)
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation ........................................................          161           140
   Provision for possible losses on loans ..............................          120            96
   Gain on sale of loans held for sale .................................           (1)           (3)
   Gain on sale of securities available for sale .......................          (87)          (48)
   Amortization of deferred loan fees, discounts and premiums ..........         (145)         (100)
   Decrease (increase) in accrued interest receivable ..................          222           (32)
   Increase in other assets ............................................         (284)         (417)
   Increase (decrease) in other liabilities ............................         (122)        1,452
   Increase in accrued interest payable ................................           83            74
                                                                             --------      --------
Net cash flows from operating activities ...............................          800           961
                                                                             --------      --------
Cash flows from (used in) investment activities:
   Capital expenditures ................................................         (345)         (185)
   Net increase in loans and loans held for sale .......................       (6,198)      (14,749)
   Proceeds from sale of loans held for sale ...........................          486          --
   Proceeds from maturities, payments and calls of investment securities          565         1,105
   Purchase of investment securities ...................................         --             (19)
   Purchase of securities available for sale ...........................      (51,634)      (12,147)
   Proceeds from sale of securities available for sale .................       56,914        13,132
                                                                             --------      --------
Net cash flows used in investment activities ...........................         (212)      (12,863)
                                                                             --------      --------
Cash flows from (used in) financing activities:
   Net increase (decrease) in deposits before interest credited ........       (1,090)        2,114
   Interest credited to deposits .......................................        2,389         2,059
   Proceeds under securities sold under agreements to repurchase .......          155         8,503
   Proceeds from FHLB advances .........................................       10,400          --
   Repayments of FHLB advances .........................................      (12,018)         (435)
   Decrease in advance payments by borrowers for taxes and insurance ...       (2,015)       (1,827)
   Proceeds from other borrowings ......................................           60          --
   Cash dividends on common stock ......................................         (226)         (172)
   Repayments of principal on ESOP debt ................................          (46)          (44)
   Sale of common stock under the dividend reinvestment plan ...........          112          --
   Payment for fractional shares .......................................           (8)          (10)
   Stock options exercised .............................................            7           216
   Reduction of common stock acquired by ESOP ..........................           46            44
   Stock repurchased as treasury stock .................................          (33)         (287)
                                                                             --------      --------
Net cash flows from (used in) financing activities .....................       (2,267)       10,161
                                                                             --------      --------
Decrease in cash and cash equivalents ..................................       (1,679)       (1,741)

                             CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in Thousands)
                                            (continued)

                                                                                Three Months Ended
                                                                                    September 30,
                                                                             ----------------------
                                                                                 1997         1996
                                                                             --------      --------
Cash and cash equivalents:
   Beginning of period .................................................        9,454        10,312
                                                                             ========      ========
   End of period .......................................................     $  7,775      $  8,571
                                                                             ========      ========

Supplemental disclosures:
   Cash payments during the year for:
      Taxes ............................................................     $    250      $    275
      Interest .........................................................     $  3,185      $  2,669



Non-cash items:
   Stock dividend issued ...............................................     $  2,155      $  1,516
   Net unrealized gain (loss) on investment securities
       available for sale ..............................................     $    165      $    (49)
   Tax effect on unrealized  gain (loss) on investment
       securities available for sale ...................................     $     64      $    (17)


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

         The results of operations for the three-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Chester Valley Bancorp Inc.'s Annual Report to Stockholders for the fiscal year ended June 30, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Chester Valley Bancorp Inc. (the "Company" or "Chester Valley"), its wholly-owned subsidiary, First Financial Bank (the "Bank" or "First Financial"), a Pennsylvania-chartered stock savings association, and the Bank's wholly-owned subsidiary, D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries thereof. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current period's presentation.

         Cash and Cash Equivalents

         For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity of generally three months or less.

         Investment Securities

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

         Investment securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. At the time of purchase, the Company makes a determination on whether or not it will hold the investment securities to maturity, based upon an evaluation of the probability of the occurrence of certain future events. Investment securities which the Company believes may be involved in interest rate risk, liquidity, or other asset/liability management decisions which might reasonably result in such securities not being held until maturity, are classified as available for sale. If investment securities are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period in which such sale occurs.

         Allowance for Possible Loan Losses

         The allowance for possible loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon an analysis of the portfolio, past loss experience, current economic conditions and other relevant factors. While management uses the best information available to make such evaluations, such evaluations are highly subjective, and future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for possible loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

         For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the three-month period ended September 30, 1997, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

         Loans Held for Sale

         The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government- sponsored enterprises (conforming loans). Loans held for sale are carried at the lower of aggregate cost or fair value, with the resulting gain or loss included in other income for the period. Realized gains or losses are included in other income for the period.

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

         Earnings Per Common Share and Common Equivalent Share

         Earnings per share have been calculated based on the weighted average number of common and common equivalent shares outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method. See "Recent Accounting Pronouncements" on page 17.

         Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in September 1997 and the March 1997 five-for-four stock split effected in the form of a dividend.

NOTE 3 - LOANS RECEIVABLE

                  Loans receivable are summarized as follows:

                                          At September 30,    At June 30,
                                                1997              1997
                                             ---------         ---------
                                                (Dollars in Thousands)
       First mortgage loans:
          Residential ...............        $ 160,150         $ 159,431
          Construction-residential ..           11,338             9,873
          Land acquisition and
             development ............            7,840             6,763
          Commercial ................           33,813            33,981
          Construction-commercial ...            8,190             6,271
       Commercial business ..........            9,888             7,863
       Consumer .....................           48,211            47,343
                                             ---------         ---------
       Total loans ..................          279,430           271,525
                                             ---------         ---------
       Less:
          Undisbursed loan proceeds:
             Construction-residential           (7,712)           (6,599)
             Construction-commercial            (4,537)           (3,494)
          Deferred loan fees - net ..           (1,564)           (1,537)
          Allowance for loan losses .           (2,976)           (2,855)
                                             ---------         ---------
       Net loans ....................        $ 262,641         $ 257,040
                                             =========         =========

NOTE 4 - COMMITMENTS

         Commitments to potential mortgagors of the Bank amounted to $4.57 million as of September 30, 1997, of which $2.16 million was for variable-rate loans. The balance of the commitments represents $2.41 million of fixed-rate loans bearing interest rates of between 6.50% and 7.575%. At September 30, 1997, the Company had $12.25 million of undisbursed construction loan funds as well as $14.37 million of undisbursed remaining credit line balances.

NOTE 5 - REGULATORY CAPITAL

                  The Bank is required by regulations of the Office of Thrift Supervision ("OTS") to maintain minimum levels of capital as measured by three ratios. Savings institutions are currently required to maintain a minimum regulatory tangible capital equal to 1.5% of total assets, minimum core capital of 3% of total assets, and risk-based capital equal to 8% of total risk-weighted assets. At September 30, 1997, and June 30, 1997, the Bank exceeded all regulatory capital requirements. The following sets forth the reconciliation of the Bank's compliance with each of the regulatory capital requirements (dollars in thousands):

                                             September 30, 1997                                    June 30, 1997
                                ---------------------------------------------       --------------------------------------------
                                  Tangible         Core            Risk-based          Tangible        Core           Risk-based
                                  Capital          Capital           Capital           Capital         Capital          Capital
                                -------------    -------------     ----------       -------------    ------------      ---------
Total Regulatory Capital        $   27,653      $    27,653      $     29,966       $    26,750      $   26,750      $    29,057
Minimum Required  Regulatory
   Capital                           4,832            9,663            16,229             4,855           9,710           15,689
                                ----------      -----------      ------------       -----------      ----------      -----------
Excess Regulatory Capital       $   22,821      $    17,990      $     13,737       $    21,895      $   17,040      $    13,363
                                ==========      ===========      ============       ===========      ==========      ===========

Regulatory Capital as a
  Percentage of Assets               8.59%            8.59%            14.77%             8.26%           8.26%           14.82%
Minimum Capital  Required as
  a Percentage of Assets             1.50             3.00              8.00              1.50            3.00             8.00
                                ----------      -----------      ------------       -----------      ----------      -----------
Excess  Regulatory   Capital
  as a Percentage of Assets          7.09%            5.59%             6.77%             6.76%            5.26%           6.82%
                                ==========      ===========      ============       ===========      ==========      ===========

The Bank is not under any agreement with the regulatory authorities, nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                               FINANCIAL CONDITION

The Company's total assets decreased to $322.32 million at September 30, 1997, from $323.67 million at June 30, 1997, largely as the result of the decrease in investment securities available for sale to $22.55 million at September 30, 1997, from $27.57 million at June 30, 1997. Deposit accounts increased to $262.05 million and Federal Home Loan Bank advances decreased to $28.58 million at September 30, 1997, from $260.75 million and $30.20 million at June 30, 1997, respectively.

Stockholders' equity increased to $27.92 million at September 30, 1997, from $27.07 million at June 30, 1997, primarily a result of net income of $853,000, the recognition of net unrealized gains on securities available for sale, net of taxes, of $101,000, the sale of $112,000 of common stock in connection with the Company's dividend reinvestment plan, and the reduction in the principal balance of the ESOP debt by $46,000. The increase in stockholders' equity was offset, in large part, by the payment of cash dividends totaling $226,500, and the repurchase of $33,000 of common stock during the three-month period ended September 30, 1997.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 15.9% to $3.13 million for the three-month period ended September 30, 1997, compared to $2.70 million for the same period in 1996. Total interest income, on a fully tax equivalent basis, increased to $6.40 million during the three-month period ended September 30, 1997, a $.96 million or 17.7% increase over the comparable prior period. This increase was primarily due to a $42.13 million increase in the average balance of interest-earning assets coupled with a 14 basis point increase in the yield earned on the assets. The increase in the yield is the result of the Company's continual effort to focus its loan origination activities on higher-yielding loan products, in particular commercial loans.

Total interest expense increased to $3.27 million from $2.75 million for the three-month periods ended September 30, 1997 and 1996, respectively. This increase was primarily due to a $38.43 million increase in the average balance of interest-bearing liabilities to $269.86 million combined with an 11 basis point increase in the average rate paid on such liabilities to 4.85% at September 30, 1997.

Provision for Possible Loan Losses

The Company provided $120,000 and $96,000 for possible loan losses during the three-month periods ended September 30, 1997, respectively. These provisions were added to the Company's allowance for possible loan losses due to the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At September 30, 1997, the allowance for possible loan losses totaled $2.98 million or 1.13% of net loans, compared to $2.86 million or 1.10% of net loans and $2.75 million or 1.15% of net loans at June 30, 1997, and September 30, 1996, respectively. As a percentage of non-performing loans, the allowance for possible loan losses was 173.1% at September 30, 1997, compared to 381.7% at June 30, 1997, and further compared to 134.8% at September 30, 1996.

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

Other Income

Total other income increased 17.6% to $434,000 during the three-month period ended September 30, 1997, as compared to $369,000 during the same period in 1996. Service charges and fees increased to $301,000 from $272,000 for the three months ended September 30, 1997 and 1996, respectively, as the result of the fees earned on an increased number of checking accounts and the fees earned on the Bank's debit card. In addition, other income included a gain on the sale of securities available for sale of $87,000 compared to a gain of $48,000 during the three months ended September 30, 1997 and 1996, respectively.

Operating Expenses

Total operating expenses were $2.13 million and $3.34 million for the three months ended September 30, 1997 and 1996, respectively. Operating expenses for the three months ended September 30, 1996, included $1.39 million attributable to the payment of the one-time Savings Institutions Insurance Fund ("SAIF") special assessment. The one-time assessment was part of legislation adopted to recapitalize the SAIF and required the Bank to pay 65.7 cents for every $100 of deposits as of March 31, 1995. As a result of the special assessment, the Bank's federal insurance premiums decreased from $0.23 per $100 of deposits to $0.06 per $100 of deposits beginning in the third fiscal quarter of 1997.

Excluding the $1.39 million one-time SAIF assessment, the increase in operating expenses for the three-month period ended September 30, 1997, was due to (i) normal salary increases combined with benefits expense and increased number of staff, (ii) an increase in data processing expenses related to an increased number of accounts and usage, and (iii) an increase in occupancy and equipment expenses related to the refurbishment of the Bank's operations center and the purchase of imaging equipment used for the processing of customer statements.

Income Tax Expense

Income tax expense was $359,000 for the three-month period ended September 30, 1997 as compared to a benefit of $201,000 for the same period in 1996. The income tax benefit for the three-month period ended September 30, 1996, was the result of the $1.39 million one-time SAIF assessment which resulted in a $428,000 pre-tax loss for the period.

                                  ASSET QUALITY

Non-performing assets are comprised of non-performing loans and REO and totaled $1.72 million and $ 748,000 at September 30, 1997, and June 30, 1997,
respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. At September 30, 1997, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .53% at September 30, 1997, compared to .23% at June 30, 1997, and .76% and .72%, respectively, at September 30, 1996. Non-performing loans, which totaled $1.72 million at September 30, 1997, consisted of seven residential mortgage loans aggregating $492,000, one construction loan totaling $55,000, one commercial mortgage totaling $958,000, and $214,000 in consumer and commercial business loans. The commercial mortgage is paying in accordance with the current loan terms but management has deemed the loan nonperforming due to management's concern with the borrower's future ability to continue to pay in accordance with the current loan terms.

At September 30, 1997, the Company's classified assets, which consisted of assets classified as substandard, doubtful, loss, and REO, totaled $1.56 million compared to $1.40 million at June 30, 1997, and further compared to $2.16 million at September 30, 1996. Included in the assets classified substandard at September 30, 1997 and 1996, and at June 30, 1997, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to a well-defined weakness which may jeopardize the liquidation of the debt.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have historically consisted of deposits, regular principal payments and prepayments of outstanding loans, and borrowings from the Federal Home Loan Bank of Pittsburgh and other sources. During the first three months of fiscal 1998, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments, and maintain its liquidity. At September 30, 1997, the total of approved mortgage loan commitments amounted to $4.57 million. In addition, at such date the Company had $12.25 million of undisbursed construction loan funds and $14.37 million of undisbursed remaining credit line balances. Certificates of deposit totaling $108.58 million are scheduled to mature during the remainder of fiscal 1998, the majority of which the Company believes, on the basis of prior experience, will be reinvested with the Company.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On August 20, 1997, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.11 per share, both of which were paid on September 18, 1997, to stockholders of record as of September 4, 1997.

The Bank, which is the Company's wholly-owned subsidiary, is required, under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must amount to not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended September 30, 1997 was 9.34%.

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

Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. One measure of interest rate risk is the GAP ratio, which is defined as the difference between the dollar volume of interest-earning assets and interest-bearing liabilities maturing or repricing within the same specified period of time expressed as a percentage of total assets.

The Company's asset and liability management strategy currently is to emphasize the origination of adjustable-rate mortgages, short-term consumer and commercial business loans, and floating-rate construction loans and commercial real estate loans. As of September 30, 1997, $121.75 million, or 38.9% of the Company's interest-sensitive assets were scheduled to reprice within a one-year period, and the Company's cumulative one-year interest rate GAP was negative 11.9%. The table on page 18 summarizes the contractual maturities or replacement periods of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1997. Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust, rather than in the period for which they are contractually due. Fixed-rate loans are included in the periods in which they are anticipated to be repaid. The analysis on page 18 takes into consideration the timing of the repricing but does not take into consideration any restrictions on the magnitude of the repricing interest-sensitive assets.

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

The Company periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At September 30, 1997, the Company serviced $25.18 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Had the Company adopted SFAS No. 128 as of September 30, 1997, pro forma basic and diluted earnings (loss) per share would have been $0.39 and $(.09) for the three months ended September 30, 1997 and 1996, respectively.

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

            Interest Rate Sensitivity Analysis at September 30, 1997
                             (Dollars in thousands)

                                                                        More Than      More Than      More Than
                                                                      Three Months     Six Months       One Year
                                                      Three Months      Through         Through         Through
                                                         or Less       Six Months       One Year      Three Years
                                                         -------       ----------       --------      -----------
INTEREST-EARNING ASSETS:
   Loans (1)
       Adjustable- and floating-rate mortgages (2)      $ 32,475        $ 14,853        $ 27,051        $ 18,738
       Balloon and fixed-rate mortgages (2) ......         6,055           3,225           6,360          28,019
       Consumer (2) (3) ..........................         7,649           1,133           2,337          10,361
       Commercial business .......................         5,459             188             374           1,456
   Securities and interest-bearing deposits (4) ..         9,720           1,623           3,252           8,789
                                                        --------        --------        --------        --------

   Total interest-earning assets .................      $ 61,357        $ 21,022        $ 39,374        $ 67,363
                                                       --------        --------        --------        ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts (5) ..........................      $    999        $    999        $  2,002            --
   NOW accounts (5) ..............................           900             900           1,800            --
   Money market accounts (5) .....................        26,631            --              --              --
   Certificate accounts ..........................        50,252          26,897          30,504          34,881
   Securities sold under agreements to repurchase            167            --              --              --
   Borrowings ....................................        15,946             396           1,769           4,595
                                                       --------        --------        --------        --------
   Total interest-bearing liabilities ............      $ 94,895        $ 29,192        $ 36,075        $ 39,476
                                                       --------        --------        --------        --------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities ...............      ($33,538)       ($41,708)       ($38,409)       ($10,522)
                                                        ========        ========        ========        ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities .            65%             66%             76%             95%
                                                        ========        ========        ========        ========
Cumulative difference as a percentage of
   total assets ..................................         (10.4%)         (12.9%)         (11.9%)          (3.3%)
                                                        ========        ========        ========        ========

                                                         More Than
                                                       Three Years
                                                         Through      More Than
                                                        Five Years    Five Years       Total
                                                        ----------    ----------       -----

INTEREST-EARNING ASSETS:
   Loans (1)
       Adjustable- and floating-rate mortgages (2)      $  6,375       $    746       $100,237
       Balloon and fixed-rate mortgages (2) ......        21,518         43,669        108,845
       Consumer (2) (3) ..........................         8,661         18,070         48,211
       Commercial business .......................         1,398          1,013          9,888
   Securities and interest-bearing deposits (4) ..         3,147         19,048         45,579
                                                        --------       --------       --------
   Total interest-earning assets .................      $ 41,098       $ 82,546       $312,760
                                                        --------       --------       --------
INTEREST-BEARING LIABILITIES:
   Savings accounts (5) ..........................          --         $ 21,085       $ 25,085
   NOW accounts (5) ..............................          --           24,419         28,019
   Money market accounts (5) .....................          --             --           26,631
   Certificate accounts ..........................        14,154          3,694        160,382
   Securities sold under agreements to repurchase           --             --              167
   Borrowings ....................................         4,470          2,000         29,176
                                                        --------       --------       --------
   Total interest-bearing liabilities ............      $ 18,624       $ 51,198       $269,460


Cumulative excess of interest-earning assets
   to interest-bearing liabilities ...............      $ 11,952       $ 43,300       $ 43,300
                                                        ========       ========       ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities .           105%           116%           116%
                                                        ========       ========       ========
Cumulative difference as a percentage of
   total assets ..................................           3.7%          13.4%          13.4%
                                                        ========       ========       ========

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

                     None

            Item 3.  Defaults Upon Senior Securities

                     Not Applicable.

            Item 4.  Submission of Matters to a Vote of Security Holders

                     The Company's annual meeting of shareholders
                     was held on October 22, 1997.  The following
                     matters  were   presented  for   shareholder
                     action at such meeting:

                     (1) To elect two directors for a term of three years or until their successors have been elected and qualified:

                         Name                   Votes For        Votes Withheld
                         ----                   ---------        --------------

                     Robert J. Bradbury         1,793,981         10,833
                     James E. McErlane          1,802,539          2,270

                     (2)  To approve the Company's 1997 Stock Option Plan:

                                                                    Broker Votes
                     Votes For    Votes Against   Votes Abstained     Withheld
                     ---------    -------------   ---------------     --------

                     1,493,157       31,419           19,188          261,050

                     (3) To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1998:

                          Votes For       Votes Against         Votes Abstained

                           1,798,714         1,219                  4,588


            Item 5.  Other Information

                     None

            Item 6.  Exhibits and Reports on Form 8-K

                     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Chester Valley Bancorp Inc.



Date          11-12-97                   /s/Ellen Ann Roberts
                                         --------------------
                                         Ellen Ann Roberts
                                         Chairman and Chief Executive Officer



Date         11-12-97                    /s/Christine N. Dullinger
                                         -------------------------
                                         Christine N. Dullinger
                                         Treasurer and Chief Financial Officer