Form 10QSB
period 1997-12-30
CHESTER VALLEY BANCORP INC
filed 1998-02-13
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended December 30, 1997

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

Transitional Small Business Disclosure Format. YES  [   ]     NO  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock ($1.00 par value)                        2,177,505
   ------------------------------                       ----------
      (Title of Each Class)                    (Number of Shares Outstanding
                                                   as of February 1, 1998)

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           December 31, 1997 and June 30, 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended December 31, 1997 and 1996 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
            Six Months Ended December 31, 1997 and 1996 (Unaudited)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended December 31, 1997 and 1996 (Unaudited)

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                 CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (Dollars in Thousands)

                                                                                 December 31,     June 30,
                                                                                    1997            1997
                                                                                  ---------      ---------
ASSETS:
Cash in banks ...............................................................     $   5,322      $   2,610
Interest-bearing deposits ...................................................         3,973          6,844
Investment securities available for sale ....................................        24,411         27,566
Investment securities (market value - December 31, $17,317; June 30, $19,393)        17,352         19,469
Accrued interest receivable .................................................         1,780          2,108
Loans held for sale .........................................................           285            106
Loans receivable, less allowance for loan losses of $3,080 and $2,855 .......       264,577        257,040
Property and equipment ......................................................         4,902          4,724
Other assets ................................................................         3,041          3,206
                                                                                  ---------      ---------
     Total Assets ...........................................................     $ 325,643      $ 323,673
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposit accounts ............................................................     $ 266,648      $ 260,750
Securities sold under agreements to repurchase ..............................           179             12
Advance payments by borrowers for taxes and insurance .......................         1,950          2,999
Employee Stock Ownership Plan ("ESOP") debt .................................           241            333
Federal Home Loan Bank advances .............................................        24,436         30,198
Other borrowings ............................................................           306            249
Accrued interest payable ....................................................           838            788
Other liabilities ...........................................................         2,339          1,279
                                                                                  ---------      ---------
     Total Liabilities ......................................................       296,937        296,608
                                                                                  ---------      ---------

Stockholders' Equity:
Preferred stock - $1.00 par value; 5,000,000 shares authorized; none issued .          --             --
Common stock - $1.00 par value; 15,625,000 shares authorized; 2,174,689 and
  2,072,083 shares issued at December 31 and June 30, respectively ..........         2,175          2,072
Additional paid-in capital ..................................................        14,890         12,772
Common stock acquired by ESOP ...............................................          (241)          (333)
Retained earnings - partially restricted ....................................        11,699         12,750
Net unrealized gain on securities available for sale, net of taxes ..........           298              3
                                                                                  ---------      ---------
  Subtotal ..................................................................        28,821         27,264
Treasury stock, at cost (6,147 shares and 13,213 shares at December 31 and
  June 30, respectively) ....................................................          (115)          (199)
                                                                                  ---------      ---------
     Total Stockholders' Equity .............................................        28,706         27,065
                                                                                  ---------      ---------

     Total Liabilities and Stockholders' Equity .............................     $ 325,643      $ 323,673
                                                                                  =========      =========

See accompanying notes to unaudited consolidated financial statements.

                         CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)

                                                                      Six Months Ended
                                                                         December 31,
                                                              -----------------------------
                                                                    1997             1996
                                                              -----------      ------------
INTEREST INCOME:
  Loans .................................................     $     5,569      $     5,138
  Investment securities and interest-bearing deposits ...             791              468
                                                              -----------      -----------
     Total interest income ..............................           6,360            5,606
                                                              -----------      -----------

INTEREST EXPENSE:
  Deposits ..............................................           2,883            2,548
  Securities sold under agreements to repurchase ........               2               24
  Short-term borrowings .................................             303               80
  Long-term borrowings ..................................             165              200
                                                              -----------      -----------
     Total interest expense .............................           3,353            2,852
                                                              -----------      -----------

NET INTEREST INCOME .....................................           3,007            2,754
  Provision for loan losses .............................             120              164
                                                              -----------      -----------
      Net interest income after provision for loan losses           2,887            2,590
                                                              -----------      -----------

OTHER INCOME:
  Service charges and fees ..............................             282              236
  Loss on sale of loans held for sale ...................              (2)            --
  Gain on sale of securities available for sale .........              79               20
  Other .................................................              40               51
                                                              -----------      -----------
     Total other income .................................             399              307
                                                              -----------      -----------

OPERATING EXPENSES:
  Salaries and employee benefits ........................             992              885
  Occupancy and equipment ...............................             427              379
  Data processing .......................................             177              158
  Deposit insurance premiums ............................              41              131
  Other .................................................             480              410
                                                              -----------      -----------
     Total operating expenses ...........................           2,117            1,963
                                                              -----------      -----------

  Income before income taxes ............................           1,169              934
  Income tax expense ....................................             338              276
                                                              -----------      -----------

NET INCOME ..............................................     $       831      $       658
                                                              ===========      ===========

                         CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)
                                        (continued)

                                                                      Six Months Ended
                                                                         December 31,
                                                              -----------------------------
                                                                    1997             1996
                                                              -----------      ------------
EARNINGS PER SHARE (1):
  Basic .................................................     $      0.38      $      0.31

                                                              ===========      ===========
  Diluted ...............................................     $      0.38      $      0.30
                                                              ===========      ===========

DIVIDENDS PER SHARE PAID DURING PERIOD (1) ..............     $      0.11      $      0.08
                                                              ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic .................................................       2,163,109        2,146,914
                                                              ===========      ===========
  Diluted ...............................................       2,197,982        2,158,905
                                                              ===========      ===========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1997 and the five-for-four stock split effected in the form of a dividend in March 1997.

     See accompanying notes to unaudited consolidated financial statements.

                         CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)

                                                                       Six Months Ended
                                                                         December 31,
                                                              -----------------------------
                                                                    1997             1996
                                                              -----------      ------------
INTEREST INCOME:
  Loans .................................................     $    11,071      $     9,993
  Investment securities and interest-bearing deposits ...           1,584              992
                                                              -----------      -----------
     Total interest income ..............................          12,655           10,985
                                                              -----------      -----------

INTEREST EXPENSE:
  Deposits ..............................................           5,724            5,012
  Securities sold under agreements to repurchase ........               3               51
  Short-term borrowings .................................             547              152
  Long-term borrowings ..................................             347              382
                                                              -----------      -----------
     Total interest expense .............................           6,621            5,597
                                                              -----------      -----------

NET INTEREST INCOME .....................................           6,034            5,388
  Provision for loan losses .............................             240              260
                                                              -----------      -----------
      Net interest income after provision for loan losses           5,794            5,128
                                                              -----------      -----------

OTHER INCOME:
  Service charges and fees ..............................             583              508
  Gain (loss) on sale of loans held for sale ............              (1)               3
  Gain on sale of securities available for sale .........             166               68
  Other .................................................              85               97
                                                              -----------      -----------
     Total other income .................................             833              676
                                                              -----------      -----------
OPERATING EXPENSES:
  Salaries and employee benefits ........................           2,007            1,802
  Occupancy and equipment ...............................             851              738
  Data processing .......................................             343              308
  SAIF special assessment ...............................            --              1,387
  Deposit insurance premiums ............................              79              261
  Other .................................................             966              802
                                                              -----------      -----------
     Total operating expenses ...........................           4,246            5,298
                                                              -----------      -----------

  Income before income taxes ............................           2,381              506
  Income tax expense ....................................             697               49
                                                              -----------      -----------

NET INCOME ..............................................     $     1,684      $       457
                                                              ===========      ===========

                         CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)
                                        (continued)

                                                                       Six Months Ended
                                                                         December 31,
                                                              -----------------------------
                                                                    1997             1996
                                                              -----------      ------------
EARNINGS PER SHARE (1):
  Basic .................................................     $      0.78      $      0.21
                                                              ===========      ===========
  Diluted ...............................................     $      0.77      $      0.21
                                                              ===========      ===========

DIVIDENDS PER SHARE PAID DURING PERIOD (1) ..............     $      0.21      $      0.15
                                                              ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic .................................................       2,162,436        2,150,686
                                                              ===========      ===========
  Diluted ...............................................       2,193,681        2,160,939
                                                              ===========      ===========



 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1997 and the five-for-four stock split effected in the form of a dividend in March 1997.

      See accompanying notes to unaudited consolidated financial statements.

                                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)

                                                                               Six Months Ended December 31,
                                                                               --------------------------------
                                                                                    1997             1996
                                                                                  ---------      ---------
Cash flows from operating activities:
Net income ..................................................................     $   1,684      $     457
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation .............................................................           324            284
   Provision for losses on loans ............................................           240            260
   Loss (gain) on sale of loans held for sale ...............................             1             (3)
   Gain on sale of securities available for sale ............................          (166)           (68)
   Amortization of deferred loan fees, discounts and premiums ...............          (271)          (242)
   Decrease (increase) in accrued interest receivable .......................           328            (66)
   Decrease (increase) in other assets ......................................          (165)          (502)
   Increase in other liabilities ............................................         1,060            148
   Increase in accrued interest payable .....................................            50              4
                                                                                  ---------      ---------
Net cash flows from operating activities ....................................         3,415            272
                                                                                  ---------      ---------

Cash flows from (used in) investment activities:
   Capital expenditures .....................................................          (502)          (855)
   Net increase in loans and loans held for sale ............................        (9,621)       (17,687)
   Proceeds from sale of loans held for sale ................................         1,742            162
   Proceeds from maturities, payments and calls of investment securities ....         2,644          2,835
   Purchase of investment securities ........................................          (533)           (20)
   Purchase of securities available for sale ................................      (138,102)       (29,064)
   Proceeds from sale of securities available for sale ......................       141,917         26,334
   Proceeds from real estate owned ..........................................          --               86
                                                                                  ---------      ---------
Net cash flows used in investment activities ................................        (2,455)       (18,209)
                                                                                  ---------      ---------
Cash flows from (used in) financing activities:
   Net increase (decrease) in deposits before interest credited .............         1,009         10,249
   Interest credited to deposits ............................................         4,889          4,272
   Proceeds under securities sold under agreements to repurchase ............           167           --
   Proceeds from FHLB advances ..............................................         6,275          4,815
   Repayments of FHLB advances ..............................................       (12,037)        (1,455)
   Decrease in advance payments by borrowers for taxes and insurance ........        (1,049)        (1,070)
   Proceeds from other borrowings ...........................................            57            250
   Cash dividends on common stock ...........................................          (572)          (353)
   Repayments of principal on ESOP debt .....................................           (92)           (88)
   Sale of common stock under the dividend reinvestment plan ................           273             (4)
   Payment for fractional shares ............................................            (7)           (10)
   Stock options exercised ..................................................            32            216
   Reduction of common stock acquired by ESOP ...............................            92             88
   Stock repurchased as treasury stock ......................................          (156)          (324)
                                                                                  ---------      ---------
Net cash flows from (used in) financing activities ..........................        (1,119)        16,586
                                                                                  ---------      ---------
Decrease in cash and cash equivalents .......................................          (159)        (1,351)

                                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)

                                                                               Six Months Ended December 31,
                                                                               --------------------------------
                                                                                    1997             1996
                                                                                  ---------      ---------
Cash and cash equivalents:
   Beginning of period ......................................................         9,454         10,312
                                                                                  =========      =========
   End of period ............................................................     $   9,295      $   8,961
                                                                                  =========      =========

Supplemental disclosures:
   Cash payments during the year for:
      Taxes .................................................................     $     850      $     317
      Interest ..............................................................     $   6,571      $   5,593

Non-cash items:
   Acquisition of real estate in settlement of loans ........................     $    --        $      50
   Stock dividend issued ....................................................     $   2,155      $   1,516
   Net unrealized gain on investment securities available for sale ..........     $     482      $      71
   Tax effect on unrealized  gain on investment securities available for sale     $     187      $      25


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

                  The results of operations for the three- and six-month periods ended December 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Chester Valley Bancorp Inc.'s Annual Report to Stockholders for the fiscal year ended June 30, 1997.

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

                  Investment Securities

                  The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and
                  (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities, if any, are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to stockholders' equity.

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

                  Allowance for Loan Losses

                  The allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

                  For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the six-month period ended December 31, 1997, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

                  Uncollected interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income on such loans is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt.
                                                                               9
                  Loans Held for Sale

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

                  Deferred Income Taxes

                  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  Earnings Per Share

                  In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company adopted SFAS No. 128 as of December 31, 1997. Accordingly, the EPS has been restated for all periods presented.

                  The  following  table  presents  the   reconciliation  of  the
                  numerators and denominators of the basic and diluted EPS computations.

                                    Three Months Ended             Six Months Ended
                                       December 31,                   December 31,
                               -------------------------     -------------------------
                                                 (Dollars in Thousands)

Basic EPS Computation             1997           1996           1997            1996
                               ----------     ----------     ----------     ----------
Numerator: ...............     $      831     $      658     $    1,684     $      457

Denominator:
   Weighted average common
   shares outstanding ....      2,163,109      2,146,914      2,162,436      2,150,686

Basic EPS ................     $      .38     $      .31     $      .78     $      .21
                               ==========     ==========     ==========     ==========

Diluted EPS Computation

Numerator: ...............     $      831     $      658     $    1,684     $      457
Denominator:
   Weighted average common
   shares outstanding ....      2,163,109      2,146,914      2,162,436      2,150,686
      Options outstanding          34,873         11,991         31,245         10,253
                               ----------     ----------     ----------     ----------
      Total shares .......      2,197,982      2,158,905      2,193,681      2,160,939
                               ==========     ==========     ==========     ==========

Diluted EPS ..............     $      .38     $      .30     $      .77     $      .21
                               ==========     ==========     ==========     ==========

                  Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in September 1997 and the five-for-four stock split effected in the form of a dividend in March 1997.

NOTE 3 - LOANS RECEIVABLE

                  Loans receivable are summarized as follows:

                                                 At December 31,     At June 30,
                                                      1997              1997
                                                   ---------          ---------
                                                       (Dollars in Thousands)
First mortgage loans:
   Residential ...........................         $ 158,952          $ 159,431
   Construction-residential ..............            11,000              9,873
   Land acquisition and
      development ........................             7,495              6,763
   Commercial ............................            33,309             33,981
   Construction-commercial ...............             8,941              6,271
Commercial business ......................            11,921              7,863
Consumer .................................            48,973             47,343
                                                   ---------          ---------

Total loans ..............................           280,591            271,525
                                                   ---------          ---------

Less:
   Undisbursed loan proceeds:
      Construction-residential ...........            (7,181)            (6,599)
      Construction-commercial ............            (4,217)            (3,494)
   Deferred loan fees - net ..............            (1,536)            (1,537)
   Allowance for loan losses .............            (3,080)            (2,855)
                                                   ---------          ---------

Net loans ................................         $ 264,577          $ 257,040
                                                   =========          =========


NOTE 4 - COMMITMENTS

                  Commitments to potential mortgagors of the Bank amounted to $4.54 million as of December 31, 1997, of which $1.12 million was for variable-rate loans. The balance of the commitments represents $3.42 million of fixed-rate loans bearing interest rates of between 6.00% and 7.20%. At December 31, 1997, the Company had $11.40 million of undisbursed construction loan funds as well as $13.89 million of undisbursed remaining credit line balances.

NOTE 5 - REGULATORY CAPITAL

                  The Bank is required by regulations of the Office of Thrift Supervision ("OTS") to maintain minimum levels of capital as measured by three ratios. Savings institutions are currently required to maintain a minimum regulatory tangible capital equal to 1.5% of total assets, minimum core capital of 3% of total assets, and risk-based capital equal to 8% of total risk-weighted assets. At December 31, 1997, and June 30, 1997, the Bank exceeded all regulatory capital requirements. The following sets forth the reconciliation of the Bank's compliance with each of the regulatory capital requirements (dollars in thousands):

                                             December 31, 1997                                 June 30, 1997
                                 ------------------------------------------      ------------------------------------------
                                  Tangible          Core         Risk-based      Tangible          Core         Risk-based
                                   Capital         Capital         Capital        Capital          Capital        Capital
                                 ----------      ----------      ---------      ==========      ----------      ----------
Total Regulatory Capital ...     $   27,780     $    27,780      $  29,740     $    26,750      $   26,750      $   29,057
Minimum Required  Regulatory          4,880           9,760         16,345           4,855           9,710          15,689
                                 ----------      ----------      ---------      ==========      ----------      ----------
Excess Regulatory Capital ..     $   22,900     $    18,020      $  13,395     $    21,895      $   17,040      $   13,368
                                 ==========      ==========      =========      ==========      ==========      ==========
Regulatory Capital as a
  Percentage of Assets .....           8.54%           8.54%      14.56%              8.26%           8.26%          14.82%
Minimum Capital  Required as
a Percentage of Assets .....           1.50            3.00        8.00               1.50            3.00            8.00
                                 ==========      ==========      =========      ==========      ==========      ==========
Excess Regulatory Capital
as a Percentage of Assets ..           7.04%           5.54%       6.56%              6.76%           5.26%           6.82%
                                 ==========      ==========      =========      ==========      ==========      ==========


The Bank is not under any agreement with the regulatory authorities, nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION



Certain information in this Form 10-QSB may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from these estimated. These factors include changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations.

The Company's total assets increased to $325.64 million at December 31, 1997, from $323.67 million at June 30, 1997, largely as the result of an increase in deposits from $260.75 million to $266.65 million, which funded growth in the loan portfolio from $257.04 million to $264.58 million during the period. This increase in net loans was offset by a decrease in cash, investments, and interest-bearing deposits from $56.49 million to $51.06 million. This decrease in cash, investments, and interest-bearing deposits was concurrent with the decrease in Federal Home Loan Bank of Pittsburgh advances from $30.20 million to $24.44 million.

Stockholders' equity increased to $28.71 million at December 31, 1997, from $27.07 million at June 30, 1997, primarily as a result of net income of $1.68 million, the recognition of an increase in net unrealized gains on securities available for sale, net of taxes, of $295,000, the sale of $273,000 of common stock in connection with the Company's dividend reinvestment plan, $32,000 received as a result of the exercise of stock options, and the reduction in the principal balance of the ESOP debt by $92,000. The increase in stockholders' equity was offset, in large part, by the payment of cash dividends totaling $572,000 combined with the repurchase of $156,000 of the Company's common stock during the six month period ended December 31, 1997.


                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 10.6% to $3.12 million for the three-month period ended December 31, 1997, and 13.4% to $6.25 million for the six-month period ended December 31, 1997, compared to $2.82 million and $5.51 million for the same periods in 1996. Total interest income, on a fully tax equivalent basis, increased to $6.47 million and $12.87 million for the three- and six-month periods ended December 31, 1997, from $5.67 million and $11.11 million for the same periods in 1996, primarily as a result of the combined effects of the increase in both the average balance of interest-earning assets and the average yield on such assets.

The average balance of interest-earning assets increased to $312.71 million and $312.55 million for the three- and six-month periods ended December 31, 1997, respectively, from $276.51 million and $272.66 million, respectively, for the same periods in 1996. In addition, the average yield on interest-earning assets increased to 8.28% and 8.24% for the three- and six-month periods ended December 31, 1997, from 8.20% and 8.15% for the same periods in 1996.

Loan originations of $46.39 million during the six months ended December 31, 1997, contributed to both the increase in the average balance of interest-earning assets as well as the increase in the average yield on interest-earning assets. The increase in the average yield of such assets reflects the results of the Bank's increased origination of commercial real estate as well as small business loans and consumer installment loans which generally bear higher interest rates than single-family residential loans. Such loans accounted for 52% of the loan originations during the six months ended December 31, 1997, and contributed to a shift in the composition of the Bank's loan portfolio from lower-yielding residential mortgages to higher-yielding consumer and small business loans. Also contributing to the increase in the average yield was a slight increase in market interest rates in the 1997 period as compared to the 1996 period.

Total interest expense increased to $3.35 million and $6.62 million from $2.85 million and $5.60 million for the respective three- and six-month periods in 1997 and 1996, largely as a result of the increase in the average balance of interest-bearing liabilities to $269.63 million and $269.83 million for the three and six months ended December 31, 1997, respectively, as compared to $239.70 million and $235.24 million for the same periods in 1996. Also contributing to the increase in interest expense was an increase in the average rate paid on those liabilities to 4.97% and 4.91% for the respective three-and six-month periods ended December 31, 1997, from 4.76% for the same periods in 1996, respectively.

The tax equivalent interest rate spread decreased to 3.33% from 3.39%, and the average net yield on interest-earning assets decreased to 4.00% from 4.04% for the six-month periods ended December 31, 1997 and 1996, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $120,000 and $240,000 for loan losses during the three- and six-month periods ended December 31, 1997, respectively, as compared to $164,000 and $260,000, respectively, for the same periods in 1996. These provisions have been added to the Company's allowance for possible loan losses due to current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At December 31, 1997, the allowance for loan losses totaled $3.08 million or 1.15% of net loans (before the allowances), compared to $2.86 million or 1.10% of net loans and $2.91 million or 1.21% of net loans at June 30, 1997, and December 31, 1996, respectively. As a percentage of non-performing assets, the allowance for possible loan losses was 386% at December 31, 1997, compared to 220% at June 30, 1997, and further compared to 160% at December 31, 1996.

Other Income

Total other income increased to $399,000 and $833,000 during the three- and six-month periods ended December 31, 1997, respectively, as compared to $307,000 and $676,000 during the same periods in 1996 due to increases in service charges and fees, primarily as a result of an increase in the number of demand deposit accounts as well as an increase in gains on sale of securities. Service charges and fees increased to $583,000 from $508,000 during the six-month periods ended December 31, 1997 and 1996, respectively. Gains on sales of securities increased to $166,000 for the six months ended December 31, 1997, from $68,000 for the same period in 1996.

Operating Expenses

Total operating expenses for the three-month period ended December 31, 1997, increased to $2.12 million from $1.96 million for the same three-month period in 1996. Total operating expenses for the six-month period ended December 31, 1997, decreased to $4.25 million from $5.30 million for the same period in 1996. Operating expenses for the six months ended December 31, 1996, included $1.39 million attributable to the payment of the one-time Savings Institution Insurance Fund ("SAIF") special assessment charged during the first quarter of fiscal 1997 to all insured institutions having SAIF-insured deposits. The one-time assessment was part of legislation adopted to recapitalize the SAIF and required the Bank to pay $.65 for every $100 of deposits as of March 31, 1995. However, in connection with the special assessment, deposit insurance premium rates were decreased from $.23 per $100 of deposits to $.06 per $100 of deposits beginning in the third fiscal quarter of 1997.

Excluding the $1.39 million one-time SAIF assessment, the Company's operating expenses would have increased during the six months ended December 31, 1997, as compared to the same period in 1996. The increase in operating expenses for the three- and six-month periods in fiscal 1998 was due to (i) normal salary increases combined with benefits expense and increased number of staff associated with the addition of the Bank's new Call Center and its new Trust and Investment Services Division established during the summer and fall of 1997, respectively; (ii) an increase in data processing expenses related to an increased number of accounts in usage; (iii) an increase in occupancy and equipment expenses related to the refurbishment of the Bank's Operations Center and the purchase of imaging equipment used for the processing of customers' statements, and (iv) the opening of the Bank's Brandywine Square office in October 1996, whereby expenses for this office were incurred during the entire six-month period of fiscal 1998 as opposed to only the three-month period in fiscal 1997.

Income Tax Expense

Income tax expense was $338,000 and $697,000 for the three- and six-month periods ended December 31, 1997, respectively, as compared to $276,000 and $49,000 for the same periods in 1996, reflecting the increased profitability of the Company in the 1997 periods.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and REO and totaled $798,000 and $748,000 at December 31, 1997, and June 30, 1997, respectively.
Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. At December 31, 1997, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .25% at December 31, 1997, compared to .23% at June 30, 1997, and .64% and .61%, respectively, at December 31, 1996. Non-performing loans, which totaled $798,000 at December 31, 1997, consisted of eight residential mortgage loans aggregating $627,000, one construction loan totaling $55,000, and $116,000 in consumer loans.

At December 31, 1997, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.38 million compared to $1.40 million at June 30, 1997, and further compared to $1.97 million at December 31, 1996. Included in the assets classified substandard at December 31, 1997 and 1996, and at June 30, 1997, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. The $584,000 of classified assets which were not considered non-performing at December 31, 1997, were comprised primarily of three loans to one borrower totaling $256,000 and three loans to another borrower totaling $255,000, which were classified substandard but were performing in accordance with the terms and conditions of the loans.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have historically consisted of deposits, regular principal payments and prepayments of outstanding loans, and borrowings from the Federal Home Loan Bank of Pittsburgh and other sources. During the first six months of fiscal 1998, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and new loan commitments, and maintain its liquidity. At December 31, 1997, the total of approved mortgage loan commitments amounted to $4.54 million. In addition, at such date the Company had $11.40 million of undisbursed construction loan funds and $13.89 million of undisbursed remaining credit line balances. Certificates of deposit totaling $75.22 million are scheduled to mature during the remainder of fiscal 1998, the majority of which the Company believes, on the basis of prior experience, will be reinvested with the Company.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On November 19, 1997, the Board of Directors declared a quarterly cash dividend of $.11 per share, which was paid on December 18, 1997, to stockholders of record as of December 4, 1997.

The Bank, which is the Company's wholly-owned subsidiary, is required, under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must amount to not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended December 31, 1997 was 8.40%.

                         ASSET AND LIABILITY MANAGEMENT

The principal objective of the Company's asset and liability management function is to maximize the Company's net interest margin while maintaining an appropriate level of risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates and to manage the ratio of interest rate-sensitive assets to interest rate-sensitive liabilities within specified maturity periods or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset-Liability Management Committee.

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

The Company's asset and liability management strategy currently is to emphasize the origination of adjustable-rate mortgages, short-term consumer and commercial business loans, and floating-rate construction loans and commercial real estate loans. As of December 31, 1997, $117.47 million, or 37.3% of the Company's interest-sensitive assets and $154.70 million of its interest-sensitive liabilities were scheduled to reprice within a one-year period, and the Company's cumulative one-year interest rate GAP was negative 11.4%. The table on page 21 summarizes the contractual maturities or repricing periods of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997. Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust, rather than in the period for which they are contractually due. Fixed-rate loans are included in the periods in which they are anticipated to be repaid. The analysis on page 21 takes into consideration the timing of the repricing but does not take into consideration any restrictions on the magnitude of the repricing interest-sensitive assets.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At December 31, 1997, the Company serviced $26.43 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

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

It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company adopted SFAS No. 128 as of December 31, 1997. Accordingly, the EPS has been restated for all periods presented.

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

                                     Interest Rate Sensitivity Analysis at December 31, 1997
                                                     (Dollars in thousands)

                                                                       More Than     More Than     More Than        More Than
                                                                     Three Months    Six Months     One Year      Three Years
                                                     Three Months      Through        Through       Through          Through
                                                        or Less       Six Months     One Year      Three Years     Five Years
                                                       --------       --------       --------       --------       --------
INTEREST-EARNING ASSETS:
   Loans (1):
       Adjustable- and floating-rate mortgages (2)     $ 22,391       $ 15,105       $ 31,157       $ 20,090       $  6,474

       Balloon and fixed-rate mortgages (2) ......        5,809          2,906          7,887         24,591         24,542
       Consumer (2) (3) ..........................        7,763          1,170          2,410         10,687          8,934
       Commercial business .......................        6,528            238            474          1,845          1,767
   Securities and interest-bearing deposits (4) ..        7,632          1,799          4,199          9,272          3,411
                                                       --------       --------       --------       --------       --------

   Total interest-earning assets .................     $ 50,123       $ 21,217       $ 46,126       $ 66,484       $ 45,128
                                                       --------       --------       --------       --------       --------

INTEREST-BEARING LIABILITIES:
   Savings accounts (5) ..........................     $    501       $    500       $    999           --             --
   NOW accounts (5) ..............................          450            450            900           --             --
   Money market accounts (5) .....................       28,272           --             --             --             --
   Certificate accounts ..........................       53,195         21,933         32,535         35,886         12,414
   Securities sold under agreements to repurchase           179           --             --             --             --
   Borrowings ....................................       12,171            517          2,097          5,682          2,518
                                                       --------       --------       --------       --------       --------
   Total interest-bearing liabilities ............     $ 94,768       $ 23,400       $ 36,531       $ 41,568       $ 14,932
                                                       --------       --------       --------       --------       --------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities ...............     ($44,645)      ($46,828)      ($37,233)      ($12,317)      $ 17,879
                                                       ========       ========       ========       ========       ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities .           53%            60%            76%            94%           108%
                                                       ========       ========       ========       ========       ========
Cumulative difference as a percentage of
   total assets ..................................        (13.7%)        (14.4%)        (11.4%)         (3.8%)          5.5%
                                                       ========       ========       ========       ========       ========

             Interest Rate Sensitivity Analysis at December 31, 1997
                             (Dollars in thousands)
                                  (continued)


                                                        More Than
                                                       Five Years      Total
                                                       --------      --------
INTEREST-EARNING ASSETS:
   Loans (1):
       Adjustable- and floating-rate mortgages (2)     $  1,040      $ 96,255

       Balloon and fixed-rate mortgages (2) ......       46,311       112,044
       Consumer (2) (3) ..........................       18,009        48,973
       Commercial business .......................        1,069        11,921
   Securities and interest-bearing deposits (4) ..       19,423        45,736
                                                       --------      --------

   Total interest-earning assets .................     $ 85,851      $314,929
                                                       --------      --------

INTEREST-BEARING LIABILITIES:
   Savings accounts (5) ..........................     $ 23,080      $ 25,080
   NOW accounts (5) ..............................       27,680        29,480
   Money market accounts (5) .....................         --          28,272
   Certificate accounts ..........................        4,221       160,184
   Securities sold under agreements to repurchase          --             179
   Borrowings ....................................        1,998        24,983
                                                       --------      --------
   Total interest-bearing liabilities ............     $ 56,979      $268,178
                                                       --------      --------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities ...............     $ 46,751      $ 46,751
                                                       ========      ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities .          117%          117%
                                                       ========      ========
Cumulative difference as a percentage of
   total assets ..................................         14.4%         14.4%
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

                                         Chester Valley Bancorp Inc.



Date     2-12-98                         /s/Ellen Ann Roberts
                                         --------------------
                                         Ellen Ann Roberts
                                         Chairman and Chief Executive Officer



Date    2-12-98                          /s/Christine N. Dullinger
                                         Christine N. Dullinger
                                         Treasurer and Chief Financial Officer