Form 10QSB/A
period 1997-12-31
CHESTER VALLEY BANCORP INC
filed 1998-02-18
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended December 31, 1997


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


                                                                      Three Months Ended
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


                                                                      Three Months Ended
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

                                         Chester Valley Bancorp Inc.



Date     2-18-98                         /s/Ellen Ann Roberts
                                         --------------------
                                         Ellen Ann Roberts
                                         Chairman and Chief Executive Officer



Date    2-18-98                          /s/Christine N. Dullinger
                                         -------------------------
                                         Christine N. Dullinger
                                         Treasurer and Chief Financial Officer