Form 10QSB
period 1998-03-31
CHESTER VALLEY BANCORP INC
filed 1998-05-14
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-18833

                           Chester Valley Bancorp Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


               Pennsylvania                            23-2598554
               -------------                           ----------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


      100 E. Lancaster Ave., Downingtown PA                  19335
      -------------------------------------                 --------
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

Transitional Small Business Disclosure Format. YES  [   ]     NO  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                     2,188,716
         ------------------------------                     ---------
              (Title of Each Class)                (Number of Shares Outstanding
                                                        as of May 1, 1998)

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           March 31, 1998 and June 30, 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1998 and 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Nine Months Ended March 31, 1998 and 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended March 31, 1998 and 1997 (Unaudited)

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

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                             CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (Dollars in Thousands)

                                                                           March 31,      June 30,
                                                                             1998           1997
                                                                          ---------      ---------
ASSETS:
Cash in banks .......................................................     $   4,432      $   2,610
Interest-bearing deposits ...........................................         6,172          6,844
Investment securities available for sale ............................        41,569         27,566
Investment securities (market value - March 31, $15,616;  June 30,
  $19,393)...........................................................        15,565         19,469
Accrued interest receivable .........................................         2,059          2,108
Loans held for sale .................................................           133            106
Loans receivable, less allowance for loan losses of $3,251 and $2,855       264,227        257,040
Property and equipment ..............................................         6,969          5,442
Other assets ........................................................         2,739          2,488
                                                                          ---------      ---------
     Total Assets ...................................................     $ 343,865      $ 323,673
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposit accounts ....................................................     $ 278,370      $ 260,750
Securities sold under agreements to repurchase ......................           197             12
Advance payments by borrowers for taxes and insurance ...............         2,267          2,999
Employee Stock Ownership Plan ("ESOP") debt .........................           195            333
Federal Home Loan Bank advances .....................................        30,667         30,198
Other borrowings ....................................................           303            249
Accrued interest payable ............................................           932            788
Other liabilities ...................................................         1,137          1,279
                                                                          ---------      ---------
     Total Liabilities ..............................................       314,068        296,608
                                                                          ---------      ---------
Stockholders' Equity:
Preferred stock - $1.00 par value; 5,000,000 shares authorized; none
  issued ............................................................          --             --
Common stock - $1.00 par value; 10,000,000 shares authorized;
  2,184,753 and 2,072,083 shares issued at March 31 and June 30,
  respectively ......................................................         2,185          2,072
Additional paid-in capital ..........................................        15,127         12,772
Common stock acquired by ESOP .......................................          (195)          (333)
Retained earnings - partially restricted ............................        12,363         12,750
Net unrealized gain on securities available for sale, net of taxes ..           317              3
                                                                          ---------      ---------
  Subtotal ..........................................................        29,797         27,264
Treasury stock, at cost (13,213 shares at June 30) ..................          --             (199)
                                                                          ---------      ---------
     Total Stockholders' Equity .....................................        29,797         27,065
                                                                          ---------      ---------

     Total Liabilities and Stockholders' Equity .....................     $ 343,865      $ 323,673
                                                                          =========      =========

See accompanying notes to unaudited consolidated financial statements.

                         CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)


                                                                  Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                 1998             1997
                                                              -----------     ------------
INTEREST INCOME:
  Loans .................................................     $     5,557     $     5,029
  Investment securities and interest-bearing deposits....             836             541
                                                              -----------     -----------
     Total interest income ..............................           6,393           5,570
                                                              -----------     -----------
INTEREST EXPENSE:
  Deposits ..............................................           2,794           2,572
  Securities sold under agreements to repurchase ........               3            --
  Short-term borrowings .................................             191              79
  Long-term borrowings ..................................             288             213
                                                              -----------     -----------
     Total interest expense .............................           3,276           2,864
                                                              -----------     -----------

NET INTEREST INCOME .....................................           3,117           2,706
  Provision for loan losses .............................             201              97
                                                              -----------     -----------
      Net interest income after provision for loan losses           2,916           2,609
                                                              -----------     -----------
OTHER INCOME:
  Service charges and fees ..............................             266             228
  Gain (loss) on sale of loans held for sale ............              10              (2)
  Gain on sale of securities available for sale .........             231              30
  Other .................................................              62              40
                                                              -----------     -----------
     Total other income .................................             569             296
                                                              -----------     -----------
OPERATING EXPENSES:
  Salaries and employee benefits ........................           1,043             978
  Occupancy and equipment ...............................             435             379
  Data processing .......................................             195             142
  Deposit insurance premiums ............................              41               9
  Advertising ...........................................              83              36
  Other .................................................             438             357
                                                              -----------     -----------
     Total operating expenses ...........................           2,235           1,901
                                                              -----------     -----------

  Income before income taxes ............................           1,250           1,004
  Income tax expense ....................................             346             275
                                                              -----------     -----------

NET INCOME ..............................................     $       904     $       729
                                                              ===========     ===========

                         CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)
                                        (continued)


                                                                  Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                 1998             1997
                                                              -----------     ------------
EARNINGS PER SHARE (1):
  Basic .................................................     $      0.42     $      0.34
                                                              ===========     ===========
  Diluted ...............................................     $      0.41     $      0.34
                                                              ===========     ===========

DIVIDENDS PER SHARE PAID DURING PERIOD (1) ..............     $      0.11     $      0.08
                                                              ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic .................................................       2,178,362       2,151,374
                                                              ===========     ===========
  Diluted ...............................................       2,212,732       2,160,747
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

                        CHESTER VALLEY BANCORP INC. AND SUBSIDIAR
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except for Per Share Amounts)

                                                                  Nine Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                 1998          1997
                                                              ----------     ----------
INTEREST INCOME:
  Loans .................................................     $   16,628     $   15,022
  Investment securities and interest-bearing deposits ...          2,420          1,533
                                                              ----------     ----------
     Total interest income ..............................         19,048         16,555
                                                              ----------     ----------
INTEREST EXPENSE:
  Deposits ..............................................          8,518          7,584
  Securities sold under agreements to repurchase ........              6             51
  Short-term borrowings .................................            738            231
  Long-term borrowings ..................................            635            595
                                                              ----------     ----------
     Total interest expense .............................          9,897          8,461
                                                              ----------     ----------

NET INTEREST INCOME .....................................          9,151          8,094
  Provision for loan losses .............................            441            357
                                                              ----------     ----------
      Net interest income after provision for loan losses          8,710          7,737
                                                              ----------     ----------
OTHER INCOME:
  Service charges and fees ..............................            849            736
  Gain on sale of loans held for sale ...................              9              1
  Gain on sale of securities available for sale .........            397             98
  Other .................................................            147            137
                                                              ----------     ----------
     Total other income .................................          1,402            972
                                                              ----------     ----------
OPERATING EXPENSES:
  Salaries and employee benefits ........................          3,050          2,780
  Occupancy and equipment ...............................          1,286          1,117
  Data processing .......................................            538            450
  SAIF special assessment ...............................           --            1,387
  Deposit insurance premiums ............................            120            270
  Advertising ...........................................            202            169
  Other .................................................          1,285          1,026
                                                              ----------     ----------
     Total operating expenses ...........................          6,481          7,199
                                                              ----------     ----------

  Income before income taxes ............................          3,631          1,510
  Income tax expense ....................................          1,043            324
                                                              ----------     ----------

NET INCOME ..............................................     $    2,588     $    1,186
                                                              ==========     ==========

                        CHESTER VALLEY BANCORP INC. AND SUBSIDIAR
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except for Per Share Amounts)
                                      (continued)

                                                                  Nine Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                 1998          1997
                                                              ----------     ----------
EARNINGS PER SHARE (1):
  Basic .................................................     $     1.19     $     0.55
                                                              ==========     ==========

  Diluted ...............................................     $     1.18     $     0.55
                                                              ==========     ==========

DIVIDENDS PER SHARE PAID DURING PERIOD (1) ..............     $     0.32     $     0.23
                                                              ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic .................................................      2,167,667      2,150,912
                                                              ==========     ==========

  Diluted ...............................................      2,199,719      2,160,870
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

                                    CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)

                                                                                       Nine Months Ended March 31,
                                                                                       ---------------------------
                                                                                            1998            1997
                                                                                         ---------      ---------
Cash flows from operating activities:
Net income .........................................................................     $   2,588      $   1,186
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation
   Provision for losses on loans ...................................................           516            426
   Gain on sale of loans held for sale .............................................           441            357
   Gain on sale of securities available for sale ...................................            (9)            (1)
   Amortization of deferred loan fees, discounts and premiums ......................          (397)           (98)
   Decrease (increase) in accrued interest receivable ..............................          (422)          (392)
   Increase in other assets ........................................................            49           (224)
   Increase (decrease) in other liabilities ........................................          (251)          (618)
   Increase in accrued interest payable ............................................          (142)           536
                                                                                               144            133
                                                                                         ---------      ---------
Net cash flows from operating activities ...........................................         2,517          1,305
                                                                                         ---------      ---------

Cash flows from (used in) investment activities:
   Capital expenditures ............................................................        (2,043)          (510)
   Net increase in loans and loans held for sale ...................................       (11,532)       (21,672)
   Proceeds from sale of loans held for sale .......................................         4,099            905
   Proceeds from maturities, payments and calls of investment securities ...........         4,431          4,066
   Purchase of investment securities ...............................................          (533)          (221)
   Purchase of securities available for sale .......................................      (243,340)       (69,909)
   Proceeds from sale of securities available for sale .............................       230,263         50,776
   Proceeds from real estate owned .................................................          --               86
                                                                                         ---------      ---------
Net cash flows used in investment activities .......................................       (18,655)       (36,479)
                                                                                         ---------      ---------
Cash flows from (used in) financing activities:
   Net increase in deposits before interest credited ...............................        10,335          7,716
   Interest credited to deposits ...................................................         7,285          6,382
   Proceeds under securities sold under agreements to repurchase ...................           185            169
   Proceeds from FHLB advances .....................................................        21,275         18,914
   Repayments of FHLB advances .....................................................       (20,806)        (1,474)
   Decrease in advance payments by borrowers for taxes and insurance ...............          (732)          (806)
   Net increase in other borrowings ................................................            54            250
   Cash dividends on common stock ..................................................          (812)          (533)
   Repayments of principal on ESOP debt ............................................          (138)          (132)
   Sale of common stock under the dividend reinvestment plan .......................           408             (9)
   Payment for fractional shares ...................................................            (7)           (17)
   Stock options exercised .........................................................           268            290
   Reduction of common stock acquired by ESOP ......................................           138            132
   Stock repurchased as treasury stock .............................................          (165)          (324)
                                                                                         ---------      ---------
Net cash flows from financing activities ...........................................        17,288         30,558
                                                                                         ---------      ---------
Increase (decrease) in cash and cash equivalents ...................................         1,150         (4,616)

                                    CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                                   (continued)

                                                                                       Nine Months Ended March 31,
                                                                                       ---------------------------
                                                                                            1998            1997
                                                                                         ---------      ---------

Cash and cash equivalents:
   Beginning of period .............................................................         9,454         10,312
                                                                                         ---------      ---------
   End of period ...................................................................     $  10,604      $   5,696
                                                                                         =========      =========

Supplemental disclosures:
   Cash payments during the year for:
      Taxes ........................................................................     $   1,081      $     617
      Interest......................................................................     $   9,753      $   8,328

Non-cash items:
   Acquisition of real estate in settlement of loans ...............................     $    --        $     448
   Stock dividend issued............................................................     $   2,155      $   1,516
   Net unrealized gain (loss)on investment securities available for sale ...........     $     513      $    (240)
   Tax effect on unrealized gain (loss) on investment securities available for sale.     $     199      $     (82)

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

                  The  results  of  operations  for the  three-  and  nine-month periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. The consolidated financial statements presented
                  herein  should  be  read  in  conjunction   with  the  audited
                  consolidated financial statements and the notes thereto included in Chester Valley Bancorp Inc.'s Annual Report to Stockholders for the fiscal year ended June 30, 1997.

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

                  Investment securities held for investment are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. At the time of purchase, the Company makes a determination as to whether or not it will hold the investment securities to maturity, based upon an evaluation of the probability of the occurrence of certain future events. Investment securities which the Company believes may be involved in interest rate risk, liquidity, or other asset/liability management decisions which might reasonably result in such securities not being held until maturity, are classified as available for sale. If investment securities are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period in which such sale occurs.

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

                  For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the nine-month period ended March 31, 1998, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

                  Loans Held for Sale

                  The Company periodically identifies certain loans as held for sale at the time of their origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). Loans held for sale are carried at the lower of aggregate cost or fair value, with the resulting gain or loss included in other income for the period. Realized gains or losses are included in other income for the period.

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

                  Earnings Per Share

                  In February 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement of all prior-period EPS data presented. The Company adopted SFAS No. 128 as of December 31, 1997. Accordingly, EPS has been restated for all periods presented.

                  The  following  table  presents  the   reconciliation  of  the
                  numerators and denominators of the basic and diluted EPS computations.

                                Three Months Ended             Nine Months Ended
                                     March 31,                      March 31,
                            -------------------------     -------------------------
                                              (Dollars in Thousands)
Basic EPS Computation          1998           1997           1998            1997
                            ----------     ----------     ----------     ----------
Numerator .............     $      904     $      729     $    2,588     $    1,186
Denominator:
   Weighted average
     common shares
     outstanding.......      2,178,362      2,151,374      2,167,667      2,150,912

Basic EPS .............     $      .42     $      .34     $     1.19     $      .55
                            ==========     ==========     ==========     ==========

Diluted EPS Computation

Numerator .............     $      904     $      729     $    2,588     $    1,186
Denominator:
   Weighted average
     common shares
     outstanding ......      2,178,362      2,151,374      2,167,667      2,150,912
   Options outstanding          34,370          9,373         32,052          9,958
                            ----------     ----------     ----------     ----------
   Total shares .......      2,212,732      2,160,747      2,199,719      2,160,870
                            ==========     ==========     ==========     ==========

Diluted EPS ...........     $      .41     $      .34     $     1.18     $      .55
                            ==========     ==========     ==========     ==========

                  Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividend paid in September 1997 and the five-for-four stock split effected in the form of a dividend in March 1997.

NOTE 3 - LOANS RECEIVABLE

                  Loans receivable are summarized as follows:

                                                   At March 31,       At June 30,
                                                     1998                1997
                                                   ---------          ---------
                                                       (Dollars in Thousands)
First mortgage loans:
   Residential ...........................         $ 156,259          $ 159,431
   Construction-residential ..............            10,722              9,873
   Land acquisition and
      development ........................             6,713              6,763
   Commercial ............................            35,482             33,981
   Construction-commercial ...............             7,669              6,271
Commercial business ......................            11,039              7,863
Consumer .................................            50,273             47,343
                                                   ---------          ---------

Total loans ..............................           278,157            271,525
                                                   ---------          ---------
Less:
   Undisbursed loan proceeds:
      Construction-residential ...........            (6,103)            (6,599)
      Construction-commercial ............            (3,044)            (3,494)
   Deferred loan fees - net ..............            (1,532)            (1,537)
   Allowance for loan losses .............            (3,251)            (2,855)
                                                   ---------          ---------

Net loans ................................         $ 264,227          $ 257,040
                                                   =========          =========

NOTE 4 - COMMITMENTS

                  Commitments to potential mortgagors of the Bank amounted to $8.52 million as of March 31, 1998, of which $895,000 was for variable-rate loans. The balance of the commitments represents $7.63 million of fixed-rate loans bearing interest rates of between 5.50% and 9.625%. At March 31, 1998, the Company had $9.15 million of undisbursed construction loan funds as well as $15.26 million of undisbursed remaining consumer and commercial line balances.

NOTE 5 - REGULATORY CAPITAL

                  The Bank is required by regulations of the Office of Thrift Supervision ("OTS") to maintain minimum levels of capital as measured by three ratios. Savings institutions are currently required to maintain a minimum regulatory tangible capital equal to 1.5% of total assets, minimum core capital of 3% of total assets, and risk-based capital equal to 8% of total risk-weighted assets. At March 31, 1998, and June 30, 1997, the Bank exceeded all regulatory capital requirements. The following sets forth the reconciliation of the Bank's compliance with each of the regulatory capital requirements (dollars in thousands):

                                               March 31, 1998                                      June 30, 1997
                              ------------------------------------------------     ----------------------------------------------
                                  Tangible          Core          Risk-based         Tangible           Core         Risk-based
                                   Capital         Capital          Capital          Capital            Capital        Capital
                              -------------    -------------    --------------     ------------     ------------    ------------
Total Regulatory Capital        $   28,731      $    28,731     $      30,632      $    26,750       $   26,750     $     29,057
Minimum Required  Regulatory         6,870           13,740            16,746            4,855            9,710           15,689
                                ----------      -----------     -------------      -----------       ----------     ------------
Excess Regulatory Capital       $   21,861      $    14,991     $      13,886      $    21,895       $   17,040     $     13,368
                                ==========      ===========     =============      ===========       ==========     ============
Regulatory Capital as a
  Percentage of Assets                8.36%            8.36%            14.63%            8.26%            8.26%           14.82%
Minimum Capital  Required as
a Percentage of Assets                1.50             3.00              8.00             1.50             3.00             8.00
                                ==========      ===========     =============      ===========       ==========     ============
Excess Regulatory  Capital
as a Percentage of Assets             6.86%            5.36%             6.63%            6.76%             5.26%           6.82%
                                ==========      ===========     =============      ===========       ==========     ============

Neither the Company nor the Bank is under any agreement with regulatory authorities, nor are they aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the liquidity, capital resources or operations of the Company and the Bank, taken as a whole.


NOTE 6 -          PENDING ACQUISITION

                  On December 10, 1997 the Company entered into a definitive agreement to acquire Philadelphia Corporation for Investment Services ("PCIS"). PCIS is a securities broker/dealer and investment advisor with offices in Wayne and Philadelphia, Pennsylvania. It is registered as a broker/dealer in all 50 states and the District of Columbia, and as an investment advisor with the Securities and Exchange Commission ("SEC"). Under the terms of the agreement, PCIS shareholders will receive 23.4239 shares of Chester Valley Bancorp common stock for each PCIS share owned. The transaction will be accounted for as a pooling-of-interest and is subject to regulatory and PCIS shareholder approvals. As of March 31, 1998 the total value of the transaction is approximately $4.71 million and is subject to change based on the Company's stock price prior to finalization of the acquisition. When consummated, the transaction will enhance both the Company's and PCIS's ability to meet customers' complete financial services needs while continuing to provide the personal service and professional trust which are so important in fiduciary relationships and which is a basic corporate tenant of the Company's operating philosophy.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND  RESULTS  OF OPERATION


                               FINANCIAL CONDITION

Certain information in this Form 10-QSB may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from these estimated. These factors include, but are not limited to, changes in general economic and market conditions, the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations and other factors discussed in documents filed by the Company with the SEC periodically.

The Company's total assets increased to $343.87 million at March 31, 1998, from $323.67 million at June 30, 1997, principally due to a $14.00 million increase in investment securities available for sale accompanied by a $7.19 million increase in loans receivable. Such increases were funded in large part by an increase in deposits from $260.75 million to $278.37 million during the same period.

Stockholders' equity increased to $29.80 million at March 31, 1998, from $27.07 million at June 30, 1997, primarily as a result of net income of $2.59 million, the recognition of an increase in net unrealized gains on securities available for sale, net of taxes, of $314,000, the sale of $408,000 of common stock in connection with the Company's dividend reinvestment plan, $268,000 received as a result of the exercise of stock options, and the reduction in the principal balance of the ESOP debt by $138,000. The increase in stockholders' equity was partially offset by the payment during the period of cash dividends totaling $812,000 combined with the repurchase of $165,000 of the Company's common stock during the nine month period ended March 31, 1998.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 15.8% to $3.22 million for the three-month period ended March 31, 1998, and 14.2% to $9.48 million for the nine-month period ended March 31, 1998, compared to $2.78 million and $8.30 million, respectively, for the same periods in 1997. Total interest income, on a fully tax equivalent basis, increased to $6.50 million and $19.38 million for the three- and nine- month periods ended March 31, 1998, from $5.64 million and $16.76 million for the same periods in 1997, primarily as a result of the combined effects of both an increase in both the average balance of interest-earning assets as well as the average yield earned on such assets.

The average balance of interest-earning assets increased to $318.47 million and $315.11 million for the three- and nine-month periods ended March 31, 1998, respectively, from $283.16 million and $276.30 million, respectively, for the same periods in 1997. In addition, the average yield on interest-earning assets increased to 8.16% and 8.20% for the three- and nine-month periods ended March 31, 1998, from 7.97% and 8.09% for the same periods in 1997.

Loan originations of $69.88 million during the nine months ended March 31, 1998, contributed to both the increase in the average balance of interest-earning assets as well as the increase in the average yield on interest-earning assets. The increase in the average yield of such assets reflects the results of the Bank's increased origination of commercial real estate as well as small business loans and consumer installment loans which generally bear higher interest rates than single-family residential loans. Such loans accounted for 49% of the loan originations during the nine months ended March 31, 1998, and contributed to a shift in the composition of the Bank's loan portfolio from lower-yielding residential mortgages to higher-yielding consumer and small business loans.

Total interest expense increased to $3.28 million and $9.90 million from $2.86 million and $8.46 million for the respective three- and nine-month periods in 1998 and 1997, largely as a result of the increase in the average balance of interest-bearing liabilities to $275.86 million and $272.43 million for the three and nine months ended March 31, 1998, respectively, as compared to $245.93 million and $238.79 million for the same periods in 1997. Also contributing to the increase in interest expense was an increase in the average rate paid on such liabilities to 4.76% and 4.85% for the respective three- and nine-month periods ended March 31, 1998, from 4.65% and 4.72% for the same periods in 1997, respectively.

The tax equivalent interest rate spread decreased to 3.36% from 3.37%, and the average net yield on interest-earning assets remained the same at 4.01% for the nine-month periods ended March 31, 1998 and 1997, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $201,000 and $441,000 for loan losses during the three- and nine-month periods ended March 31, 1998, respectively, as compared to $97,000 and $357,000, respectively, for the same periods in 1997. These provisions have been added to the Company's allowance for loan losses due to current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At March 31, 1998, the allowance for loan losses totaled $3.25 million or 1.22% of net loans (before allowance), compared to $2.86 million or 1.10% of net loans and $2.71 million or 1.10% of net loans at June 30, 1997, and March 31, 1997, respectively. As a percentage of non-performing assets, the allowance for possible loan losses was 390% at March 31, 1998, compared to 220% at June 30, 1997, and further compared to 187% at March 31, 1997.

Other Income

Total other income increased to $569,000 and $1.40 million during the three- and nine-month periods ended March 31, 1998, respectively, as compared to $296,000 and $972,000 during the same periods in 1997 due to increases in service charges and fees, primarily as a result of an increase in the number of demand deposit accounts as well as an increase in gains on sale of securities. Service charges and fees increased to $849,000 from $736,000 during the nine-month periods ended March 31, 1998 and 1997, respectively. Gains on sales of securities increased to $397,000 for the nine months ended March 31, 1998, from $98,000 for the same period in 1997.

Operating Expenses

Total operating expenses for the three-month period ended March 31, 1998, increased to $2.24 million from $1.90 million for the same three-month period in 1997. Total operating expenses for the nine-month period ended March 31, 1998, decreased to $6.48 million from $7.20 million for the same period in 1997.
Operating expenses for the nine months ended March 31, 1997 included $1.39 million attributable to the payment of the one-time Savings Institution Insurance Fund ("SAIF") special assessment charged during the first quarter of fiscal 1997 to all insured institutions having SAIF-insured deposits. The one-time assessment was part of legislation adopted to recapitalize the SAIF and required the Bank to pay $.65 for every $100 of deposits as of March 31, 1995. However, in connection with the special assessment, deposit insurance premium rates were decreased from $.23 per $100 of deposits to $.06 per $100 of deposits beginning in the quarter ending December 31, 1996.

Excluding the $1.39 million one-time SAIF assessment, the Company's operating expenses would have increased during the nine months ended March 31, 1998, as compared to the same period in 1997. The increase in operating expenses for the three- and nine- month periods in fiscal 1998 was due to (i) normal salary increases combined with benefits expense and increased number of staff associated with the addition of the Bank's new Call Center and its new Trust and Investment Services Division established during the summer and fall of 1997, respectively; (ii) an increase in data processing expenses related to an increased number of accounts in usage; (iii) an increase in occupancy and equipment expenses related to the refurbishment of the Bank's Operations Center and the purchase of imaging equipment used for the processing of customers' statements, and (iv) the opening of the Bank's Brandywine Square office in October 1996, whereby expenses for this office were incurred during the entire nine-month period of fiscal 1998 as opposed to only the six-month period in fiscal 1997.

Income Tax Expense

Income tax expense was $346,000 and $1.04 million for the three- and nine-month periods ended March 31, 1998, respectively, as compared to $275,000 and $324,000 for the same periods in 1997, reflecting the increased profitability of the Company in the 1998 periods.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and REO and totaled $833,000 and $748,000 at March 31, 1998, and June 30, 1997, respectively.
Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. At March 31, 1998, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .24% at March 31, 1998, compared to
 .23% at June 30, 1997, and .47% and .32%, respectively, at March 31, 1997. Non-performing loans, which totaled $833,000 at March 31, 1998, consisted of eight residential mortgage loans aggregating $584,000, one construction loan totaling $55,000, and $194,000 in consumer loans.

At March 31, 1998, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.24 million compared to $1.40 million at June 30, 1997, and further compared to $1.87 million at March 31, 1997. Included in the assets classified substandard at March 31, 1998 and 1997, and at June 30, 1997, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. The $409,000 of classified assets which were not considered non-performing at March 31, 1998, were comprised primarily of three loans to one borrower totaling $254,000. Such loans were classified substandard but were performing in accordance with the terms and conditions of the loans.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have historically consisted of deposits, regular principal payments and prepayments of outstanding loans, and borrowings from the Federal Home Loan Bank of Pittsburgh and other sources. During the first nine months of fiscal 1998, the Company used its capital resources primarily to meet its ongoing commitments to fund maturing savings certificates and deposit withdrawals, fund existing and new loan commitments, and maintain its liquidity. At March 31, 1998, the total of approved mortgage loan commitments amounted to $8.52 million. In addition, at such date the Company had $9.15 million of undisbursed construction loan funds and $15.26 million of undisbursed remaining consumer and commercial line balances. Certificates of deposit totaling $53.02 million are scheduled to mature during the remainder of fiscal 1998, the majority of which the Company believes, on the basis of prior experience, will be reinvested with the Company.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On February 18, 1998, the Board of Directors declared a quarterly cash dividend of $.11 per share, which was paid on March 19, 1998, to stockholders of record as of March 5, 1998.

The Bank which is the Company's wholly-owned subsidiary, is required, under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended March 31, 1998 was 13.38%.

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

The Company's asset and liability management strategy currently is to emphasize the origination of adjustable-rate mortgages, short-term consumer and commercial business loans, and floating-rate construction loans and commercial real estate loans. As of March 31, 1998, $125.38 million, or 37.7% of the Company's
interest-sensitive   assets  and  $156.79  million  of  its   interest-sensitive
liabilities were scheduled to reprice within a one-year period, and the Company's cumulative one-year interest rate GAP was negative 9.1%. The table on page 23 summarizes the contractual maturities or repricing periods of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1998. Adjustable- and floating-rate assets are included in the period in which interest rates are next scheduled to adjust, rather than in the period for which they are contractually due. Fixed-rate loans are included in the periods in which they are anticipated to be repaid. The analysis on page 23 takes into consideration the timing of the repricing but does not take into consideration any restrictions on the magnitude of the repricing interest-sensitive assets.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At March 31, 1998, the Company serviced $27.13 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.


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

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period or periods set forth in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The disclosures contained in this Form 10-QSB are in compliance with SFAS No.130.

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

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and other Post Retirement Benefits." This statement revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers" Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Other Than Pensions," were issued. This statement, requires changes in disclosures and would not effect the financial condition of the Company. This Statement is effective for fiscal years beginning after December 15, 1997.

                                     Interest Rate Sensitivity Analysis at March 31, 1998
                                                    (Dollars in thousands)

                                                                       More Than     More Than     More Than       More Than
                                                                     Three Months   Six Months     One Year      Three Years
                                                     Three Months      Through       Through       Through          Through
                                                       or Less        Six Months     One Year     Three Years     Five Years
                                                       --------       --------       --------       --------       --------
INTEREST-EARNING ASSETS:
   Loans (1):
       Adjustable- and floating-rate mortgages (2)     $ 23,128       $ 14,915       $ 23,356       $ 20,644       $  6,832
       Balloon and fixed-rate mortgages (2) ......        4,661          3,630         10,861         23,172         26,585
       Consumer (2) (3) ..........................        7,677          1,223          2,523         11,173          8,977
       Commercial business .......................        5,708            264            522          2,035          1,954
   Securities and interest-bearing deposits (4) ..       13,329          8,322          5,264          6,484          6,063
                                                       --------       --------       --------       --------       --------

   Total interest-earning assets .................     $ 54,503       $ 28,354       $ 42,526       $ 63,508       $ 50,411
                                                       --------       --------       --------       --------       --------

INTEREST-BEARING LIABILITIES:
   Savings accounts (5) ..........................     $    500       $    498       $  1,002           --             --
   NOW accounts (5) ..............................          450            450            900           --             --
   Money market accounts (5) .....................       31,040           --             --             --             --
   Certificate accounts ..........................       53,519         21,651         35,461         38,416         11,803
   Securities sold under agreements to
      repurchase .................................          197           --             --             --             --
   Borrowings ....................................        8,909          1,270            939          7,191          9,728
                                                       --------       --------       --------       --------       --------
   Total interest-bearing liabilities ............     $ 94,615       $ 23,869       $ 38,302       $ 45,607       $ 21,531
                                                       --------       --------       --------       --------       --------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities ...............     ($40,112)      ($35,627)      ($31,403)      ($13,502)      $ 15,378
                                                       ========       ========       ========       ========       ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities .         57.6%          69.9%          80.0%          93.3%         106.9%
                                                       ========       ========       ========       ========       ========
Cumulative difference as a percentage of
   total assets ..................................        (11.7%)        (10.4%)         (9.1%)         (3.9%)          4.5%
                                                       ========       ========       ========       ========       ========

              Interest Rate Sensitivity Analysis at March 31, 1998
                             (Dollars in thousands)


                                                       More Than
                                                      Five Years      Total
                                                       --------      --------
INTEREST-EARNING ASSETS:
   Loans (1):
       Adjustable- and floating-rate mortgages (2)     $    916      $ 89,792
       Balloon and fixed-rate mortgages (2) ......       48,998       117,906
       Consumer (2) (3) ..........................       18,700        50,273
       Commercial business .......................          556        11,039
   Securities and interest-bearing deposits (4) ..       23,844        63,306
                                                       --------      --------

   Total interest-earning assets .................     $ 93,014      $332,316
                                                       --------      --------

INTEREST-BEARING LIABILITIES:
   Savings accounts (5) ..........................     $ 24,867      $ 26,867
   NOW accounts (5) ..............................       28,382        30,182
   Money market accounts (5) .....................         --          31,040
   Certificate accounts ..........................        2,867       163,717
   Securities sold under agreements to
      repurchase .................................         --             197
   Borrowings ....................................        3,128        31,165
                                                       --------      --------
   Total interest-bearing liabilities ............     $ 59,244      $283,168
                                                       --------      --------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities ...............     $ 49,148      $ 49,148
                                                       ========      ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities .        117.4%          117%
                                                       ========      ========
Cumulative difference as a percentage of
   total assets ..................................         14.3%         14.3%
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

                           Exhibit 27 Financial Data Schedules

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Chester Valley Bancorp Inc.



Date          5-12-98                      /s/Ellen Ann Roberts
                                           --------------------
                                           Ellen Ann Roberts
                                           Chairman and Chief Executive Officer



Date         5-12-98                       /s/Christine N. Dullinger
                                           -------------------------
                                           Christine N. Dullinger
                                           Treasurer and Chief Financial Officer