Form 10-K
period 1998-06-30
CHESTER VALLEY BANCORP INC
filed 1998-09-25
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For Fiscal Period Ended:  June 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year.      $30,370,584

As of September 1, 1998, the aggregate value of the 1,883,657 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 444,685 shares held by all directors and officers of the registrant as a group, was approximately $54.63 million. This figure is based on the closing sales price of $29.00 per share of the registrant's Common Stock on September 1, 1998.

Number of shares of Common Stock outstanding as of September 1, 1998:  2,328,342

Transitional Small Business Disclosure Format. YES  [   ]   NO  [ X ]


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(1) Portions of the Annual Report to shareholders for the year ended June 30, 1998, are incorporated into Part II, Items 5 - 7 of this Form 10-K.

(2) Portions of the Definitive Proxy Statement for the 1998 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS

Forward Looking Statements

         In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used "forward looking statements" to describe the future plans and strategies including management's expectations of the Company's Year 2000 readiness and future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, loan delinquency rates, changes in federal and state regulation, Year 2000 uncertainties and other uncertainties described in the Company's filings with the Securities and Exchange Commission, including its Form 10K for the year ended June 30, 1998. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

General

         Chester Valley Bancorp Inc. (the "Holding Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922 and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. On May 29, 1998, the Holding Company acquired PCIS in a transaction accounted for as a pooling of interests. As of June 30, 1998 PCIS had assets of $1.86 million, revenues of $3.17 million and net income of $430,500. The financial condition, equity and results of operations of the Company are presented on a consolidated basis and all prior period amounts have been restated to reflect the acquisition. The Bank provides a wide range of banking services to individual and corporate customers through its seven, soon to be eight, branch banks in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily with retail deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

         The Company experienced substantially increased net income of $3.63 million, or $1.57 per share, for the fiscal year ended June 30, 1998, compared to $3.07 million or $1.34 per share for fiscal 1997, excluding the one-time Savings Institutions Insurance Fund ("SAIF") special assessment. This represents an 18.2% increase in earnings. In fiscal 1997, the pre-tax effect of the SAIF assessment was $1.39 million resulting in an after tax charge to earnings of approximately $832,000, or $.36 per share. After recognition of this assessment, the Company earned net income of $2.24 million, or $.98 per share, for the fiscal year ended June 30, 1997.

         The Company's earnings depend primarily on the difference between the yield earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on deposits and, to a lesser extent, on borrowings ("interest rate spread"). During fiscal year 1998 the Company's interest rate spread averaged 3.28% compared to 3.37% and 3.20% in fiscal years 1997 and 1996, respectively. Net interest income, on a fully tax equivalent basis, increased 12.1% or $1.39 million to $12.80 million in 1998 from $11.41 million in 1997, compared to a 13.7% or $1.37 million increase from 1996 to 1997. Net interest margin, on a fully tax equivalent basis, was 3.94% for the year ended 1998, compared to 4.03% in 1997 and 3.87% in 1996.

         Total other income increased $968,800 or 26.6% to $4.62 million for the year ended June 30, 1998 as compared to fiscal 1997. Investment services income increased $488,400 or 21.2% to $2.80 million as the result of PCIS' increased commission income due to the increase in the stock market activity, an increase in advisory fee income due to the strategic plan of PCIS to focus on advisory services as it provides a more stable revenue stream for PCIS and stabilizes expenses for the customer, and an increase in money market fund fees due to an increase in customer balances. The opening of the Bank's Investment Services and Trust Division in the second quarter of fiscal 1998 also contributed to the increase in investment services income for fiscal 1998. This division provides both individual and corporate clients an array of money management, trust and investment services including portfolio management, estate and retirement planning, and self directed IRA's. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to increased usage and also an increased number of cardholders, contributed to the increase of $139,700 in service charges and fees in fiscal 1998. The Company recognized gains on trading account securities of $337,500 during fiscal 1998 compared to $15,700 during fiscal 1997.

         Total other income increased $293,700 or 8.8% to $3.65 million for the year ended June 30, 1997 as compared to fiscal 1996. Investment services income increased $87,300 during fiscal 1997 mainly due to an increase in advisory fee income earned by PCIS. An increase of $44,200 in service charges and fees in fiscal 1997 as the result of an increase in commissions earned on the sale of disability and life insurance to the Bank's loan customers, an increase in the number of safe deposit boxes rented, and fees earned on the Bank's debit card contributed to the increase in other income. The Bank recognized a gain of $2,400 on the sale of real estate owned during fiscal 1997 compared to a loss of $51,600 during the prior fiscal year. In addition, during fiscal 1997 the Bank purchased properties surrounding its main office in order to expand its facilities to accommodate its growth. The rental income from these properties contributed to the increase in other income during fiscal 1997.

         Total operating expenses increased $1.78 million or 18.1% to $11.64 million for the year ended June 30, 1998 as compared to fiscal 1997, excluding the $1.39 million one-time SAIF assessment in fiscal 1997. The increase in operating expenses over the prior fiscal year was primarily due to a $632,500 or 12.0% increase in salaries and employee benefits related to general salary increases and increased number of staff associated with the addition of the Bank's new Call Center established in the first quarter of fiscal 1998 and its new Investment Services and Trust Division. In addition, occupancy and equipment expenses increased $246,900 or 15.1% to $1.89 million for the year ended June 30, 1998, from the comparable prior period due to the refurbishment of the Bank's Operation Center and the renovations required to provide accommodations for the Bank's new Call Center and Trust Division. Also contributing to the increase in operating expenses during fiscal 1998 was a $291,400 donation to a project to provide low income housing for the elderly located in the Bank's primary market area. As an offset to the donation, the Bank received a state tax credit in the amount of $145,700 through the Neighborhood Assistance Act which was recorded as a reduction to income tax expense in fiscal 1998.

         Excluding the $1.39 million one-time SAIF assessment, operating expenses totaled $9.86 million for fiscal year 1997, an increase of $857,200 or 9.5% over fiscal 1996. The one-time assessment was part of legislation adopted to recapitalize the SAIF and required the Bank to pay 65.7 cents for every $100 of deposits. As a result of the special assessment, the Bank's federal insurance premiums decreased from $0.23 per $100 of deposits to $0.06 per $100 of deposits in the third fiscal quarter of 1997. The increase in operating expenses over the prior fiscal year was primarily due to a $548,600 or 11.6% increase in salaries and employee benefits related to general salary increases, additional staff for a new branch office, Brandywine Square, opened in the first quarter of fiscal 1997 and additional staff for the Bank's commercial loan department. Also contributing to the increase in other operating expenses was a $185,200 or 12.7% increase in occupancy and furniture and equipment costs associated with the opening of the Brandywine Square branch office.

         The Company's assets totaled $377.01 million at June 30, 1998, as compared with $325.20 million at June 30, 1997. This 15.9% increase in assets was primarily funded by an increase in deposits of $37.44 million or 14.4% from $260.75 million at June 30, 1997, to $298.19 million at June 30, 1998, and an increase in Federal Home Loan Bank ("FHLB") advances of $10.74 million from $30.20 million to $40.94 million at June 30, 1997 and 1998, respectively. The increase in deposits and advances was used in part to fund loan originations during the period, which contributed to an increase in net loans receivable from $257.04 million at June 30, 1997, to $273.13 million at June 30, 1998. In addition, the Company's securities portfolios along with its interest-bearing deposits increased, in the aggregate, from $55.19 million to $86.12 million at June 30, 1997 and 1998, respectively.

         In September 1997 and 1996 the Company paid 5% common stock dividends in the amounts of 102,606 and 77,731 shares, respectively, from authorized but unissued common stock, with fractional shares paid in the form of cash. In March 1997 the Company paid a five-for-four stock split effected in the form of a dividend in the amount of 414,188 shares, with fractional shares paid in the form of cash.

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

Lending Activities

         Loan Portfolio Composition. The Company's net loan portfolio (net of undisbursed proceeds, deferred fees and allowance for loan losses) totaled $274.23 million at June 30, 1998, representing approximately 72.7% of the Company's total assets of $377.01 million at that date.

The following table presents information regarding the Company's loan portfolio by type of loan indicated.

(Dollars in Thousands)
                                                                                   At June 30,
                                          ------------------------------------------------------------------------------------------
                                                  1998                    1997                  1996                    1995
                                          --------------------     -----------------   ---------------------    --------------------
                                                          % of                  % of                    % of                    % of
                                                         Total                 Total                   Total                   Total
                                           Amount        Loans     Amount      Loans    Amount         Loans     Amount        Loans
                                          ---------       ----   ---------      ----   ---------        ----    ---------      ----
Real estate loans:
   Residential:
        Single-family .................   $ 154,755       53.3%  $ 158,537      58.4%  $ 147,274        62.6%   $ 150,639      66.0%
        Multi-family ..................         873        0.3         893       0.3       1,256         0.5        1,359       0.6
   Commercial .........................      41,002       14.1      33,981      12.5      22,552         9.6       22,433       9.8
   Construction and land acquisition(1)      30,646       10.5      22,907       8.5      17,028         7.2       13,120       5.7
                                          ---------       ----   ---------      ----   ---------        ----    ---------      ----

             Total real estate loans ..     227,276       78.2     216,318      79.7     188,110        79.9      187,551      82.1
   Commercial business loans(2) .......      11,437        3.9       7,863       2.9       5,701         2.4        4,039       1.8
   Consumer loans(3) ..................      51,829       17.9      47,343      17.4      41,486        17.7       36,634      16.1
                                          ---------       ----   ---------      ----   ---------        ----    ---------      ----
            Total loans receivable ....     290,542      100.0%    271,524     100.0%    235,297       100.0%     228,224     100.0%
                                                         =====                 =====                   =====                  =====
Less:
   Loans in process ...................     (12,380)               (10,092)               (7,134)                  (3,385)
   Allowance for loan losses ..........      (3,414)                (2,855)               (2,667)                  (2,449)
   Deferred loan fees .................      (1,620)                (1,537)               (1,533)                  (1,574)
                                          ---------              ---------             ---------                ---------

            Net loans receivable ......     273,128                257,040               223,963                  220,816
                                          ---------              ---------             ---------                ---------
Loans held for sale, single-family
   residential mortgages ..............       1,101                    106                    --                      142
                                          ---------              ---------             ---------                ---------
            Net loans receivable and
            loans held for sale .......   $ 274,229              $ 257,146             $ 223,963                $ 220,958
                                          =========              =========             =========                =========

                                                 June 30,
                                          --------------------
                                                  1994
                                          --------------------
                                                          % of
                                                         Total
                                            Amount       Loans
                                          --------------------
Residential:
   Single-family ......................   $ 130,808       63.8%
   Multi-family .......................       1,562        0.8
Commercial ............................      16,853        8.2
Construction and land acquisition(1)...      17,631        8.6
                                          ---------      -----

             Total real estate loans ..     166,854       81.4
   Commercial business loans(2) .......       3,581        1.8
   Consumer loans(3) ..................      34,512       16.8
                                          ---------      -----
            Total loans receivable ....     204,947      100.0%
                                                         =====
Less:
   Loans in process ...................       (6,941)
   Allowance for loan losses ..........       (2,199)
   Deferred loan fees .................       (1,514)
                                          ----------
            Net loans receivable ......      194,293

Loans held for sale, single-family
   residential mortgages ..............           --
                                          ----------

            Net loans receivable and
            loans held for sale .......   $  194,293
                                          ==========

(1) Includes construction loans for both residential and commercial real estate properties. (2) Consists primarily of secured equipment loans. (3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

         Contractual Maturities. The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 1998, by categories of loans. All loans are included in the period in which they mature. Loans held for sale are not included.

                                                     Principal Repayments
                                         Contractually Due in Year(s) Ended June 30,
                                      -------------------------------------------------
                                                    (Dollars in Thousands)
                                         Total
                                      Outstanding
                                           at                                   2004
                                        June 30,                     2000-      and
                                         1998           1999         2003    Thereafter
                                        --------     --------     --------     --------
Real estate loans:
  Residential(1) ..................     $155,628     $  1,166     $  3,370     $151,092
  Commercial ......................       41,002          641        3,203       37,158
  Construction and land acquisition       30,646       13,021       12,337        5,288
Commercial business loans .........       11,437        6,743        3,943          751
Consumer loans ....................       51,829        6,016       22,624       23,189
                                        --------     --------     --------     --------

        Total loans ...............     $290,542     $ 27,587     $ 45,477     $217,478
                                        ========     ========     ========     ========

(1) Includes mortgages on both single-family and multi-family (more than four units) residential properties.

The following table sets forth, as of June 30, 1998, the dollar amount of all loans contractually due after June 30, 1999, which have fixed interest rates and floating or adjustable rates.

                                                         Contractual Obligations
                                                         Due After June 30, 1999
                                                         -----------------------
                                                                        Floating/
                                                          Fixed        Adjustable
                                                           Rates          Rates
                                                         --------       --------
                                                          (Dollars in Thousands)
Real estate loans:
        Residential ..............................       $ 84,462       $ 70,000
        Commercial ...............................          7,992         32,369
        Construction and land acquisition ........          5,421         12,204
Commercial business loans ........................          4,217            477
Consumer loans ...................................         40,253          5,560
                                                         ========       ========
       Total loans ...............................       $142,345       $120,610
                                                         ========       ========

         Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates. The Company experienced significant refinancings of its loan portfolio during fiscal 1998 due to the declining interest rate environment and leveling of the yield curve.

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

         Residential and commercial real estate loans are originated directly by the Bank through salaried loan officers. In addition, from time to time the Bank utilizes third-party originators who use the same credit guidelines and standards as the Bank to originate residential loans. Residential and commercial real estate loan originations are normally attributable to referrals from real estate brokers and builders and other financial institutions, mortgage brokers, depositors and walk-in customers. Consumer loan originations are primarily attributable to existing customers and referrals, as well as third party auto loans originated through dealers.

         The Bank periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The majority of conforming loans sold to date have consisted of sales to Freddie Mac ("FHLMC") of fixed-rate mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. In selling conforming loans, the Bank has retained the servicing thereon in order to increase its non-interest income. At June 30, 1998, the Bank serviced $28.87 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes. The Bank is a qualified servicer for FHLMC, Fannie Mae ("FNMA"), and Ginnie Mae ("GNMA").

The following table shows total loans and loans held for sale originated, purchased, sold and repaid during the periods indicated.

                                                                 Year Ended June 30,
                                                        ----------------------------------
                                                          1998         1997         1996
                                                        --------     --------     --------
                                                                   (In Thousands)
Total loans  receivable and loans held for sale
at beginning of period .............................     $271,630     $235,297     $228,366

         Real estate loan originations: ............       39,329       31,031       23,340
               Residential(1) ......................        9,398       10,018        3,674
               Commercial ..........................       21,057       21,740       13,305
               Construction and  land acquisition(2)
                                                         --------     --------     --------
                   Total real estate
                        loan originations ..........       69,784       62,789       40,319
         Consumer loans(2) .........................       24,771       19,163       19,044
         Commercial business loans .................       11,896        5,150        4,977
                                                         --------     --------     --------
                   Total loan
                         originations ..............      106,451       87,102       64,340
                                                         --------     --------     --------

         Principal loan repayments .................       77,481       45,846       54,611
         Sales of loans ............................        8,957        4,923        2,798
                                                         --------     --------     --------
                      Total principal
                          repayments
                          and sales ................       86,438       50,769       57,409
                                                         --------     --------     --------
                       Net increase in
                          loans and loans
                          held for sale ............       20,013       36,333        6,931
                                                         --------     --------     --------
Total loans receivable and loans
    held for sale at end of period .................     $291,643     $271,630     $235,297
                                                         ========     ========     ========

(1)  Includes both single-family and multi-family residential loans.

(2) Includes construction loans for both residential and commercial real estate properties.

         Loans on Existing Single-Family Residential Properties. The Bank currently offers adjustable-rate mortgages ("ARMs") which have up to 30-year terms and interest rates which adjust either annually or every three years, or which are fixed initially for the first three years, five years, seven years, or ten years, and adjust annually thereafter, based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year or three years, respectively, as made available by the Federal Reserve Board plus a margin. The amount of any increase or decrease in the interest rate for ARMs is limited to 1% or 2% per year and 6% over the life of the loan. Although the Bank has originated a small amount of ARMs which include the ability to be converted to a fixed-rate loan, substantially all of the ARMs originated cannot be converted to fixed-rate loans. The interest rates of ARMs may not adjust as rapidly as changes in the Company's cost of funds. In order to minimize risk, one year ARM borrowers are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Bank's adjustable rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Due to the declining interest rate environment and leveling of the yield curve, the Bank experienced significant refinancings of its adjustable rate portfolio into its fixed rate product.

         Fixed-rate residential mortgage loans currently originated generally have 30-year terms, although some have 15-year terms with commensurately lower interest rates. The Bank also offers a bi-weekly mortgage which is a fixed-rate loan with bi-weekly payments. Based on current interest rates, it is repaid in approximately 22 years. Substantially all of the Bank's long-term, fixed-rate residential mortgage loans and ARMs include "due on sale" clauses.

         The Bank also makes second mortgage loans and home equity loans. See "Lending Activities - Consumer Loans."

         Loans on Existing Commercial and Multi-Family Properties. During the past several years, the Bank has originated permanent loans secured by multi-family and income-producing properties such as condominiums, apartment buildings, office buildings and, to a lesser extent, hotels and small shopping centers. The Bank intends to increase its emphasis on the origination of commercial real estate loans and, accordingly, has increased its commercial lending staff. The Bank's Commercial Loan Department consists of seven loan officers, all but one of whom joined the Bank's staff with substantial prior commercial lending experience. The origination of multi-family residential and commercial real estate loans has resulted in the shortening of the average maturity and an increase in the interest rate sensitivity of the Bank's loan portfolio as well as to generate increased fee income. All of the Bank's multi-family residential and commercial real estate loan portfolio is secured by properties located in the Company's primary market area. As of June 30, 1998, commercial and multi-family real estate loans, excluding construction loans for such properties, amounted to $41.88 million, or 14.4% of the total loan portfolio.

         Commercial real estate loans have interest rates which adjust annually after an initial three- or five-year term by a margin over the corresponding United States Treasury yield for securities with the same term. These loans typically have amortization periods of up to 20 years, but occasionally provide that the loans can be called by the Bank prior to the end of the amortization period, generally at three, five, seven or ten years after origination.

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

         The Bank seeks to ensure that the property securing these loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, permanent commercial and multi-family residential real estate loans generally are made with a loan-to-value ratio of 75% or less. In underwriting commercial and multi-family residential real estate loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, position in the local and regional market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. The Bank usually obtains full or partial loan guarantees from the principal(s) involved.

         Construction Loans. The Bank also offers both fixed-rate and adjustable-rate residential and commercial construction loans. Residential construction loans are offered to individuals building their primary or secondary residence as well as to selected local developers to construct up to four-family dwellings. Advances are made on a percentage of completion basis, usually consisting of six draws. Residential construction loans convert to permanent loans at the end of 12 months or upon completion of construction, whichever occurs first. The Bank will only make construction loans to a developer if 25% of the ground cost has been paid. At June 30, 1998, $24.12 million or 8.3% of the Company's total loan portfolio consisted of construction loans including loans in process. Loans in process related to such loans totaled $11.63 million at June 30, 1998.

         The Bank has been active in construction lending for many years and intends to continue its involvement in such lending in the future. Construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on construction loans is dependent largely upon the accuracy of the initial appraisal of the property's projected value at completion of construction as well as the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If either estimate proves to be inaccurate and the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full repayment.

         Land Acquisition and Development Loans. The Bank also offers land acquisition and development loans. These types of loans are generally provided only to local developers with strong financial positions and with whom the Bank is familiar. These loans typically have terms of one to three years and carry a floating interest rate normally indexed to the Wall Street Journal Prime. The Bank will lend up to 75% of the appraised value of the project. At June 30, 1998, $6.53 million, or 2.2% of the Company's total loan portfolio consisted of land acquisition and development loans, including loans in process. Loans in process on such loans totaled $749,000 at June 30, 1998. Like construction lending, these loans generally are considered to involve a higher degree of risk of loss than long-term financing on approved occupied real estate. The Bank is actively pursuing developers who can both demonstrate the ability to meet cash flow projections in order to repay the loan through a very strong financial position and have a reputation for successfully completing such projects in similar situations with the Bank.

         Consumer Loans. The Bank offers a wide variety of consumer loans, including home equity loans, home improvement loans, equity lines of credit, secured and unsecured personal loans and automobile loans. The Bank has aggressively marketed consumer loans in order to provide a wider range of financial services to its customers and because of the shorter terms and normally higher interest rates on such loans. As of June 30, 1998, consumer loans amounted to $51.83 million or 17.9% of the total loan portfolio.

         The Bank's home equity lines of credit currently provide for terms of up to 10 years. The interest rate on the "Prime Line" adjusts monthly to the Prime Rate. The regular equity line of credit adjusts monthly at 1.50% above the Prime Rate. The limit of such loan is the borrower's equity in his residence, subject to certain income qualifications. The Bank also makes fixed-rate, fixed-term home equity loans on which it takes a first- or second-mortgage lien on the borrower's property. These loans have terms of up to 15 years. The balance of the mortgages on the properties cannot exceed 80% of the appraised value of the properties. Home equity lines of credit and fixed-rate home equity loans amounted to $5.97 million and $39.95 million, respectively, as of June 30, 1998. The Bank also originates fixed-rate bridge loans with loan-to-value ratios no greater than 80% of the value of the secured real estate and at a maximum term of twelve months. At June 30, 1998, the balance on these loans totaled $284,000.

          At June 30, 1998, the balance was $414,700 for fixed-rate loans secured by certificates of deposit or marketable securities. Unsecured personal loans amounted to $421,600 at June 30, 1998 and consisted of fixed-rate loans with maximum loan balances of $5,000 and terms no greater than 48 months. The Bank also originates fixed-rate loans on new and used automobiles. The terms of such loans do not exceed 60 months on new cars and 48 months on used cars. Automobile loans amounted to $4.16 million at June 30, 1998. The Bank's current line of credit provides for unsecured loans of up to $1,000 for terms of up to 36 months with an interest rate set at 6.0% over the Prime Rate adjusted monthly. Such loans have a floor of 10.0% and a ceiling of 18.0% and totaled $305,800 at June 30, 1998. In addition, the Bank originates Visa and MasterCard credit card loans with up to $5,000 lines of credit and at an interest rate set at 6.0% over the Prime Rate. At June 30, 1998, the Company had $327,900 in credit card loans outstanding.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

         Commercial Business Loans. The Bank makes commercial business loans directly to businesses located in its market area. The Bank targets small and medium sized businesses with the majority of the loans being less than $750,000. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of June 30, 1998, commercial business loans totaled $11.44 million or 3.9% of the total loan portfolio.

         Commercial business loans originated by the Bank generally have terms of five years or less and fixed interest rates or adjustable interest rates tied to the Wall Street Journal Prime plus a margin. Such loans are generally secured by real estate, receivables, equipment, or inventory and are generally backed by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than residential mortgage loans. Although commercial business loans generally are considered to involve greater credit risk than certain other types of loans, management intends to continue to offer commercial business loans to small medium sized businesses in an effort to better serve our community's needs, obtain core non-interest bearing deposits, and increase the Company's interest rate spread.

         Regulatory Requirements and Underwriting Policies. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to the parity provisions of the State Code, the aggregate loans that the Company may make to any borrower and its affiliates is limited to 15% of unimpaired capital for unsecured loans and 25% of capital for loans secured by readily marketable collateral. At June 30, 1998, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $4.81 million. Special rules applicable to savings associations' provide authority to loan up to $500,000 to a single borrower for any purpose and to develop domestic residential housing units up to the lesser of 30% of the savings association's unimpaired capital and unimpaired surplus or $30.0 million, if: (a) the purchase price of a single-family unit does not exceed $500,000; (b) the savings association is in compliance with the fully phased-in capital standards; (c) the OTS director, by order, authorizes the higher limit; (d) the loans made to all borrowers in the aggregate do not exceed 150% of the savings association's unimpaired capital and unimpaired surplus; and (e) all loans comply with applicable loan-to-value requirements. At June 30, 1998, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $4.50 million, and is in conformity with the current loans to one borrower regulations described above.

         The Bank is currently permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations, the State Code and Department regulations to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance must be obtained on all residential loans whose loan-to-value ratios exceed 80%. The Bank will generally lend up to 97% of the appraised value of one-to four-family owner-occupied residential dwellings when the required private mortgage insurance is obtained. The Bank generally originates loans of up to 75% of the appraised value of the properties securing its commercial real estate and commercial business loans and 75% of the appraised value upon completion or sale price, whichever is lower, for construction loans. With respect to construction loans for owner-occupied properties made in connection with the providing of the permanent financing, the Bank will lend up to 90% of the appraised value when the required private mortgage insurance is obtained.

         In the loan approval process, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. In connection therewith, the Bank obtains an appraisal of the security property and information concerning the income, financial condition, employment and credit history of the applicant. Loans must be approved at various management levels, including the Board of Directors, depending on the amount of the loan. Residential mortgage loans, commercial business and commercial real estate loans, and consumer loans in excess of $1 million require approval by the Board of Directors. In addition, any loan in excess of $500,000 which exhibit certain characteristics concerning the borrower or the project requires approval by the Board of Directors.

         For mortgage loans the Bank requires title insurance insuring the priority of its lien, as well as fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies where the property is in a flood plain as designated by the Federal Emergency Management Agency. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

         Loan Fee and Servicing Income. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments, prepayments, repayments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made.

         Loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. However, in the event the related loan is sold, any deferred loan fees or costs remaining with respect to such loan should be taken into income.

         The Bank currently charges loan origination fees which are calculated as a percentage of the amount of the loan. The fees received in connection with the origination of commercial real estate loans have generally amounted to two points (one point being equivalent to 1% of the principal amount of the loan). In addition, the Bank typically receives fees from two to three points in connection with the origination of new, conventional, one-to four-family mortgages and 3.5 points in connection with the origination of construction loans.

         At June 30, 1998, the Bank was servicing $28.87 million of loans for others, substantially all of which were whole loans sold by the Bank to the FHLMC. The Bank receives a servicing fee of approximately 1/4 or 3/8 of 1% on such loans.

         Non-Performing Loans and Real Estate Owned ("REO"). When a borrower fails to make a required loan payment, the Bank attempts to cause the default to be cured by contacting the borrower. In general, contacts are made after a payment is more than 15 days past due, at which time a late charge is assessed. Defaults are cured promptly in most cases. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. The remedies available to the Bank in the event of a default or delinquency with respect to certain residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania law and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. In addition, the lender's ability to exercise any remedies it may have with respect to loans for one- or two-family principal residences located in Pennsylvania is further restricted (including the lender's right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower's rights to seek consumer credit counseling and state financial assistance and until the borrower has exhausted or failed to pursue such rights. These provisions of Pennsylvania law may delay for several months the Bank's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform FNMA/FHLMC lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, requires notice and a right to cure similar to that provided under Pennsylvania law.

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

         If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized to the extent they do not exceed the property's fair value. No loss reserves are maintained on REO and future write-downs for cost beyond the fair value are expensed. The Company is permitted under Department and OTS regulations to finance sales of REO by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. However, at June 30, 1998, the Company did not have any loans to facilitate.

         For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the twelve-month period ended June 30, 1998, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

The following table sets forth information regarding non-accrual loans and REO held by the Company at the dates indicated. The Company did not have any (i) loans which are 90 days or more delinquent but on which interest is being accrued or (ii) loans which were classified as restructured troubled debt at any of the dates presented.

                                                     Year Ended June 30,
                                  ------------------------------------------------------
                                    1998        1997        1996        1995        1994
                                  ------      ------      ------      ------      ------
                                                   (Dollars In Thousands)
Non-accrual  loans:
Residential real estate loans     $  771      $  417      $1,166      $2,029      $1,552


Commercial real estate loans        --          --          --            28         295

Construction and land loans .         55        --           737         294         354

Commercial business loans ...       --          --            18          10          63

Consumer loans ..............        420         331         297         549         358
                                  ------      ------      ------      ------      ------
Total non-accrual loans .....     $1,246      $  748      $2,218      $2,910      $2,622
                                  ======      ======      ======      ======      ======

Total non-accrual loans
  to total assets ...........        .33%        .23%        .81%       1.10%       1.07%

Total REO ...................         --          --      $  121      $  157      $  885

Total non-accrual loans and
  REO to total assets .......        .33%        .23%        .85%       1.16%       1.43%


         At  June  30,  1998,   non-accrual   real  estate  loans  included  ten
residential mortgage loans and one construction loan aggregating $826,000, all secured by single-family residential properties.

         The total amount of non-performing loans was $1.25 million, $748,000 and $2.22 million at June 30, 1998, 1997 and 1996, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross interest income for fiscal 1998, 1997, and 1996 that would have been recorded for these loans was $111,800, $71,400 and $210,400. Interest income on these non-performing loans included in income for fiscal 1998, 1997, and 1996 amounted to $57,560, $35,200 and $91,900, respectively.

         Allowances for Losses on Loans and Classified Assets. The allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Management may in the future further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential and commercial real estate loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance. At June 30, 1998, the Bank's allowance for loan losses was $3.41 million or 1.23% of total net loans receivable and 274.0% of total non-performing loans compared to $2.86 million or 1.10% of net loans and 381.7% of total non-performing loans at June 30, 1997.

         The Company monitors the quality of its assets on a regular basis. Under regulations of the OTS, all of the Company's assets are subject to being classified under a classification system that has three categories: (i) substandard, (ii) doubtful and (iii) loss. An asset may fall within more than one category and a portion of the asset may remain unclassified. The Company is required to review the classification of its assets on a regular basis. In addition, in connection with the examinations of First Financial by the OTS, the FDIC, and the Department, the examiners have the authority to identify problem assets and, if appropriate, classify them and/or require adjustments to the carrying value of such assets.

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

         At June 30, 1998 and 1997, the Company's classified assets, which consisted of assets classified as substandard, doubtful, and REO, totaled $1.47 million and $1.40 million, respectively. The Company did not have any REO at June 30, 1998 and 1997. Included in the assets classified substandard at June

30, 1998 and 1997, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, and have a well-defined weakness that may jeopardize the liquidation of the debt. The majority of loans which are classified but otherwise performing are residential mortgage loans.

         Other loans designated as special mention by the Company amounted to $971,700 and $88,000 at June 30, 1998 and 1997, respectively. Included in the special mention category at June 30, 1998 was one loan with a balance of $910,300 which was performing in accordance with the terms and conditions of the loan but had characteristics which warranted management to classify it special mention. Although these loans are not considered or classified as substandard, doubtful or loss, they do have a potential weakness which may, if not corrected, result in increased risk at some future date.

         The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                                       As of June 30,
                                             ----------------------------------------------------------------
                                               1998            1997         1996          1995          1994
                                             -------       -------       -------       -------       -------
                                                                   (Dollars in Thousands)
Allowance at beginning of period .......     $ 2,855       $ 2,667       $ 2,449       $ 2,199       $ 1,770

Loans charged off against the allowance:
    Residential real estate ............         (12)         (117)         (101)          (54)         --
    Construction and land ..............        --            (177)         --              (5)         --
    Commercial business ................        --              (1)           (2)         (201)         (160)
    Consumer ...........................         (69)          (82)          (43)          (69)          (85)
                                             -------       -------       -------       -------       -------
                                                 (81)         (377)         (146)         (329)         (245)

Recoveries:
    Residential real estate ............          21            37          --            --            --
    Construction and land ..............        --               4            16          --            --
    Commercial business ................        --            --            --              93          --
    Consumer ...........................          13             1             8            31            47
                                             -------       -------       -------       -------       -------
                                                  34            42            24           124            47

Net charge-offs ........................         (47)         (335)         (122)         (205)         (198)

Provision for loan losses
  charged to operating expenses ........         606           523           340           455           627
                                             -------       -------       -------       -------       -------

Allowance at year end ..................     $ 3,414       $ 2,855       $ 2,667       $ 2,449       $ 2,199
                                             =======       =======       =======       =======       =======

Ratio of net charge-offs to
  average loans outstanding ............         .02%          .13%          .05%          .10%          .11%
                                             =======       =======       =======       =======       =======

Ratio of allowance to period-end
  net loans ............................        1.23%         1.10%         1.18%         1.10%         1.12%
                                             =======       =======       =======       =======       =======

The following table presents information regarding the Company's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio.

(Dollars in Thousands)
                                                                    At June 30,
                                       ---------------------------------------------------------------------
                                               1998                    1997                     1996
                                       ------------------     ----------------------    --------------------
                                                    % of                       % of                     % of
                                                   Loans                      Loans                    Loans
                                                 to Total                   to Total                 to Total
                                       Amount      Loans       Amount         Loans      Amount        Loans
                                       ------      -----       ------         -----      ------        -----
Residential real estate loans ....     $  789       53.6%      $  778         58.7%      $  898         63.1%
Commercial real estate loans .....      1,050       14.1          871         12.5          585          9.6
Construction and land loans ......        201       10.5          139          8.5          280          7.2
Commercial business loans ........        357        3.9          278          2.9          207          2.4
Consumer loans ...................      1,017       17.9          789          8.5          697         17.7
                                       ------      =====       ------        =====       ------        =====

   Total allowance for loan losses     $3,414      100.0%      $2,855        100.0%      $2,667        100.0%
                                       ======      =====       ======        =====       ======        =====

Total allowance for loan losses
  to total non-performing loans ..      274.0%                  381.7%                    120.2%
                                       ======                  ======                    ======
Total non-performing loans........     $1,246                  $  748                    $2,218
                                       ======                  ======                    ======
                                                          At June 30,
                                      ----------------------------------------------------
                                               1995                        1994
                                      ---------------------      -------------------------
                                                      % of                        % of
                                                     Loans                        Loans
                                                    to Total                     to Total
                                        Amount       Loans          Amount        Loans
                                        ------       -----          ------        -----

Residential real estate loans ....   $    1,077       66.6%      $     791         64.6%
Commercial real estate loans .....          428        9.8             507          8.2
Construction and land loans ......          309        5.7             340          8.6
Commercial business loans ........          105        1.8             112          1.8
Consumer loans ...................          530       16.1             449         16.8


   Total allowance for loan losses   $    2,449      100.0%      $   2,199        100.0%
                                     ==========      =====       =========        =====

Total allowance for loan losses
  to total non-performing loans ..         84.2%                      83.9%
                                     ==========                  =========

Total non-performing loans........   $    2,910                  $   2,622
                                     ==========                  =========

 Securities Activities

         Historically, interest and dividends on securities have provided the Company with a significant source of revenue. At June 30, 1998, the Company's securities portfolios and interest-bearing deposits aggregated $86.12 million or 22.8% of its total assets. First Financial's securities and interest-bearing deposits are used to meet certain federal liquidity ratios. The liquidity ratios are met in part by investing in securities that qualify as liquid assets under OTS regulations. (See "Regulation - Regulation of the Bank - Liquidity Requirements"). Such securities include obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits and negotiable certificates of deposit issued by commercial banks and other specified investments, including commercial paper and other securities. Investment decisions are made by members of senior management within guidelines approved by the Company's Board of Directors.

         The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of tax, being reflected as adjustments to equity. At June 30, 1998, the Company had a net unrealized gain on securities available for sale, net of taxes, of $291,909.

The  following  table  sets  forth  the  Company's  securities   portfolios  and
interest-earning deposits at carrying value at the dates indicated.

                                                                    At June 30,
                                                        -------------------------------
                                                          1998        1997         1996
                                                        -------     -------     -------
                                                             (Dollars in Thousands)
Interest-bearing deposits .........................     $11,861     $ 7,901     $ 9,817
Trading account securities ........................      20,352         252         343
Investment securities held to maturity:
    U.S. Government and agency obligations ........       4,500       5,500       5,500
    Municipal notes and bonds .....................       7,394      10,986      15,950
    Mortgage-backed securities ....................       1,123       1,473       1,729
    Other .........................................       2,583       1,510       1,414
                                                        -------     -------     -------
       Total investment securities held to maturity      15,600      19,469      24,593
                                                        -------     -------     -------
Investment securities available for sale:
    U.S. Government and agency obligations ........      12,296      18,217       6,049
    Municipal notes and bonds .....................      15,173       4,128          81
    Mortgage-backed securities ....................       9,431       5,054        --
    Equity securities .............................       1,096         167          29
    Debt securities ...............................         307        --          --
                                                        -------     -------     -------
       Total investment securities available
         for sale .................................      38,303      27,566       6,159
                                                        =======     =======     =======
      Total securities and interest-bearing
         deposits .................................     $86,116     $55,188     $40,912
                                                        =======     =======     =======

         The contractual maturity or repricing characteristics of the Company's investment portfolio is considerably more interest rate sensitive than that of its loan portfolio. Consequently, the investment portfolio provides a significant source of liquidity and protection against interest rate risk. The weighted average term to maturity or repricing of the Company's investment securities held to maturity was 5.5 years at June 30, 1998 and 5.6 years at June 30, 1997.

The amortized cost and estimated fair value of investment securities at June 30, 1998, by contractual maturity, are shown below.

                                                                     Estimated              Weighted
                                                  Amortized             Fair                Average
                                                    Cost                Value                Yield
                                                  --------             -------              -------
                                                               (Dollars in Thousands)
Held to Maturity
  Due in one year or less ....................     $ 3,186             $ 3,192                 6.11%
  Due after one year through five years ......       3,798               3,826                 6.69
  Due after five years through ten years .....       2,000               2,008                 6.60
  Due after ten years ........................       4,033               4,062                 7.11
  No stated maturity .........................       2,583               2,584                 6.50
                                                   -------             -------               ------
  Total held to maturity .....................     $15,600             $15,672                 6.64%
                                                   =======             =======               ======
Available for Sale
  Due in one year or less ....................     $ 1,201             $ 1,206                 6.74%
  De after one year through five years .......       2,900               2,902                 6.35
  Due after five years through ten years .....       5,833               5,831                 6.67
  Due after ten years ........................      26,979              27,268                 7.68
  No stated maturity .........................         886               1,096                 1.55
                                                   -------             -------               ------

  Total available for sale ...................     $37,799             $38,303                 7.25%
                                                   =======             =======               ======

         The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

         As of June 30, 1998, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

Sources of Funds

         General. Deposits obtained through branch offices have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company also derives funds from amortization and prepayments of outstanding loans and sales of loans. From time to time, the Company also may borrow funds from the FHLBP and other sources. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or other inflows at less than projected levels, as well as on a longer term basis to support expanded lending and investment activities.

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

          Market conditions have caused First Financial to rely primarily on short-term certificate accounts and other deposit alternatives that are more responsive to market interest rates than passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Company's primary sources of deposits. First Financial's current deposit products include non-interest-bearing accounts, passbook/statement savings accounts, NOW checking accounts, money market deposit accounts, certificates of deposit ranging in terms from 30 days to five years and certificates of deposit in denominations of $100,000 or more ("jumbo certificates"). Included among these deposit products are individual retirement account certificates ("IRA certificates") and Keogh accounts.

         The following table shows the balances of the Company's deposits as of the dates indicated:

                                                                          At June 30,
                                      ------------------------------------------------------------------------------
                                              1998                            1997                            1996
                                      ---------------------      ----------------------      -----------------------
                                                                        (Dollars in Thousands)
                                                     % of                        % of                        % of
                                       Amount      Deposits        Amount      Deposits        Amount      Deposits
                                      --------       -----        --------       -----       --------       -----

Non-interest-bearing accounts ...     $ 32,361        10.9%       $ 21,493         8.2%      $ 18,653         8.2%
NOW checking accounts ...........       31,770        10.6          27,625        10.6         22,332         9.8
Savings accounts ................       27,164         9.1          26,474        10.2         25,070        10.9
Money market accounts ...........       35,610        11.9          29,887        11.5         23,856        10.5
Certificates of deposit less than
   $100,000......................      133,801        44.9         124,636        47.8        116,158        50.9
Certificates of deposit with
  $100,000 minimum balance ......       37,485        12.6          30,635        11.7         22,137         9.7
                                      --------       -----        --------       -----       --------       -----

      Total deposits ............     $298,191       100.0%       $260,750       100.0%      $228,206       100.0%
                                      ========       =====        ========       =====       ========       =====

         The following table shows the weighted average interest rate of the Company's deposits by type of account at June 30, 1998:

                                                                             Weighted
                                                           Amount           Avg. Rate
                                                         --------           ---------
                                                            (Dollars in Thousands)

Non-interest-bearing accounts .................          $ 32,361             0.00%
NOW checking accounts .........................            31,770             1.55
Savings accounts ..............................            27,164             2.39
Money market accounts .........................            35,610             3.77
Certificates of deposit less than
  $100,000 ....................................           133,801             5.64
Certificates of deposit with
  $100,000 minimum balance ....................            37,485             5.73
                                                         --------             ----

      Total deposits ..........................          $298,191             4.08%
                                                         ========             ====

         The following table sets forth the net deposit flows of the Company for the periods indicated:

                                                      Year Ended June 30,
                                               ---------------------------------
                                                 1998         1997         1996
                                               -------      -------      -------
                                                      (Dollars in Thousands)
Increase before interest credited .......      $27,568      $23,848      $ 1,754
Interest credited .......................        9,873        8,696        8,471
                                               -------      -------      -------

      Net deposit increase ..............      $37,441      $32,544      $10,225
                                               =======      =======      =======

The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 1998.

                                                                 Balances at June 30, 1998, Maturing
                                              --------------------------------------------------------------------
                                                                       (Dollars in Thousands)
                                                  At            Within          Three        Six to         After
                                              June 30,          Three          to Six        Twelve         Twelve
                                                1998            Months         Months        Months         Months
                                              -------          -------        -------       -------        -------
Certificates of deposit with $100,000
      minimum balance                         $37,485          $13,166        $11,530       $ 5,484        $ 7,305
                                              =======          =======        =======       =======        =======

The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.

                                                                      Year Ended June 30,
                                     -----------------------------------------------------------------------------------
                                               1998                          1997                         1996
                                     ------------------------      -----------------------      ------------------------
                                                                  (Dollars in Thousands)
                                                      Average                      Average                       Average
                                      Average          Rate         Average         Rate         Average          Rate
                                      Balance          Paid         Balance         Paid         Balance          Paid
                                      -------          ----         -------         ----         -------          ----
NOW checking accounts                 $29,328          1.81%        $23,986         1.92%       $  20,464         2.20%
Savings accounts                       25,991           2.67         25,067          2.87          25,080          2.89
Money market accounts                  29,847           3.57         26,084          3.42          24,638          3.35
Certificates of deposit
  less than $100,000                  126,286           5.90        119,679          5.81         112,745          5.86
Certificates of deposit with
  $100,000 minimum balance             35,725           4.94         26,990          4.91          25,325          5.33

         The greater variety of deposit accounts offered by First Financial has increased its ability to retain deposits and has allowed it to be more competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. However, these types of accounts have been and continue to be more costly than traditional accounts during periods of high interest rates. In addition, First Financial has become much more susceptible to short-term fluctuations in deposit flows, as customers have become more rate conscious and willing to move funds into higher-yielding accounts. Thus, both the ability of First Financial to attract and maintain deposits as well as its cost of funds have been, and will continue to be, affected significantly by economic market conditions.

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

         First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania. First Financial does not advertise for deposits outside of Pennsylvania or accept brokered deposits, and management believes that an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania at June 30, 1998.

         Borrowings. First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to credit worthiness have been met. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLBP advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset and liability management through the extension of maturities of liabilities. At June 30, 1998, the Company had $40.94 million in FHLBP advances outstanding. The Company has available to it an annually renewable line of credit not to exceed 10% of the Company's maximum borrowing capacity. The line of credit was $11.67 million at the time the commitment was executed. The Company, from time to time, has used the line of credit to meet liquidity needs. At June 30, 1998, there was no balance outstanding on the line of credit.

         The following tables present certain information regarding short-term borrowings (borrowings with a maturity of one year or less) for the periods indicated:

                                                       Year Ended June 30,
                                              ----------------------------------
                                               1998          1997          1996
                                              -------      -------      -------
                                                     (Dollars in Thousands)
Short-term borrowings:
      Balance outstanding at end
               of period ................     $17,601      $18,325      $ 1,416
      Weighted average interest rate
               at end of period .........        5.28%        5.91%        5.87%
      Average balance outstanding .......     $16,417      $ 6,152      $ 3,562
      Maximum amount outstanding at
              any month-end during the
              period ....................     $25,323      $19,046      $ 5,716
      Weighted average interest rate
              during the period .........        5.58%        5.97%        5.28%

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

Interest Income and Interest Spread Analysis

         The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest-earning assets and their net yield. Average balances are determined on a monthly basis which are representative of operations.

                                                                                      Year Ended June 30,
                                                    --------------------------------------------------------------------------------
                                                                       1998                                     1997
                                                    -------------------------------------     -------------------------------------
                                                                                 (Dollars in Thousands)
                                                     Average                       Yield/      Average                     Yield/
                                                    Balance(2)     Interest(1)    Rate(1)     Balance(2)     Interest(1)    Rate(1)
                                                    ----------     -----------    -------     ----------     -----------    -------
Assets:
    Loans and loans
      held for sale                                   $264,106      $22,298       8.44%         $240,858     $20,452        8.49%
    Securities and
      other investments                                $60,777       $3,906       6.43%          $42,566      $2,465        5.79%
                                                       -------       ------                      -------      ------
    Total interest-
      earning assets                                  $324,883      $26,204       8.07%         $283,424     $22,917        8.09%
                                                                                  -----                                     -----
    Non-interest earning assets                        $15,141                                   $11,388
                                                       -------                                   -------
    Total assets                                      $340,024                                  $294,812
                                                      ========                                  ========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements                  $247,903      $11,476       4.63%         $223,048     $10,338        4.63%
  FHLB advances and
     other borrowings                                  $31,813      $ 1,933       6.08%          $20,942      $1,169        5.58%
                                                       -------      -------                      -------      ------
  Total interest-
      bearing liabilities                             $279,716      $13,409       4.79%         $243,990     $11,507         4.72%
                                                                                  -----                                      -----
  Non-interest-bearing liabilities                     $30,167                                   $23,603
  Stockholders' equity                                 $30,141                                   $27,219
                                                       -------                                   -------
  Total liabilities and stockholders' equity          $340,024                                  $294,812
                                                      ========                                  ========
Net interest income/interest rate spread                            $12,795       3.28%                      $11,410         3.37%
                                                                    =======       ====                       =======

Net interest-earning assets/net yield on
  interest-earning assets                             $ 45,167                    3.94%        $ 39,434                     4.03%
                                                      ========                    ====         ========                     ====

Ratio of average interest-earning assets to
  interest-bearing liabilities                                                     116%                                      116%
                                                                                  ====                                      ====

                                              ----------------------------------------
                                                                 1996
                                              ----------------------------------------

                                              Average           Yield/
                                              Balance (2)     Interest(1)      Rate(1)
                                              -----------     -----------     --------
Assets:
    Loans and loans
      held for sale                            $218,702         $18,368        8.40%
    Securities and
      other investments                         $40,480          $2,557        6.32%
                                                -------          ------
    Total interest-
      earning assets                           $259,182         $20,925        8.07%
                                                                              -----
    Non-interest earning assets                 $11,102
                                                -------
    Total assets                               $270,284
                                               ========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements           $207,978          $9,919        4.77%
  FHLB advances and
     other borrowings                           $15,611            $968        6.20%
                                                -------            ----
  Total interest-
      bearing liabilities                      $223,589         $10,887        4.87%
                                                                              -----
  Non-interest-bearing liabilities              $20,725
  Stockholders' equity                          $25,970
                                                -------
  Total liabilities and stockholders' equity   $270,284
                                               ========
Net interest income/interest rate spread                        $10,038        3.20%
                                                                =======


Net interest-earning assets/net yield on
  interest-earning assets                       $35,593                       3.87%
                                                =======                      =====

Ratio of average interest-earning assets to
  interest-bearing liabilities                                                 116%
                                                                             =====


(1) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 1998, 1997, and 1996.


(2) Non-accruing loans are included in the average balance.

Rate/Volume Analysis

         The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. Interest income and the annual rate are calculated on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate),
(2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

                                           1998 Compared to 1997                              1997 Compared to 1996
                                        Increase (Decrease) Due to                         Increase (Decrease) Due to
                                     -------------------------------      ---------------------------------------------------------
                                                                              (Dollars in Thousands)
                                                             Rate/                                             Rate/
                                    Volume        Rate       Volume       Total       Volume      Rate         Volume       Total
                                    -------     -------      -------      -------     -------     -------      -------      -------
Interest income on interest-
  earning assets:
    Loans and loans
      held for sale ...........     $ 1,974     ($  117)     ($   11)     $ 1,846     $ 1,861     $   203      $    20      $ 2,084
    Securities and
      other investments .......     $ 1,055     $   271      $   115      $ 1,441     $   132     ($  213)     ($   11)     ($   92)
                                    -------     -------      -------      -------     -------     -------      -------      -------
        Total interest income .     $ 3,029     $   154      $   104      $ 3,287     $ 1,993     ($   10)     $     9      $ 1,992
                                    -------     -------      -------      -------     -------     -------      -------      -------

Interest expense on interest-
  bearing liabilities:
     Deposits and repurchase
        agreements ............     $ 1,152     ($   13)     ($    1)     $ 1,138     $   719     ($  279)     ($   21)     $   419
     FHLB advances and other
       borrowings .............     $   607     $   103      $    54      $   764     $   331     ($   97)     ($   33)     $   201
                                    -------     -------      -------      -------     -------     -------      -------      -------
         Total interest expense     $ 1,759     $    90      $    53      $ 1,902     $ 1,050     ($  376)     ($   54)     $   620
                                    -------     -------      -------      -------     -------     -------      -------      -------

Net change in net interest
income ........................     $ 1,270     $    64      $    51      $ 1,385     $   943     $   366      $    63      $ 1,372
                                    =======     =======      =======      =======     =======     =======      =======      =======


Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

         The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the yields on interest-sensitive assets and interest-sensitive liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates between assets and liabilities as shown in the
Company's Interest Rate Sensitivity Analysis under the Asset/Liability Management caption in the Company's 1998 Annual Report (see Exhibit 13 hereto). Although interest rate sensitivity gap is a useful measurement tool and contributes towards effective asset liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value ("NPV") is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated effect of immediate changes in interest rates at the specified levels at June 30, 1998, calculated in compliance with Thrift Bulletin No. 13:

          Change in Interest          Estimate Net Market Value
        Rates in Basis Points            of Portfolio Equity             NPV as % of PV of Average Assets
        ---------------------            -------------------             --------------------------------
             (Rate Shock)            Amount          $ Change        % Change         NPV Ratio            Change
             ------------            ------          --------        --------         ---------            ------
                                                       (Dollars in Thousands)
                 400                $13,309          $(25,522)          (66)%           3.80%              (629)
                 300                 19,803           (19,028)          (49)            5.52               (457)
                 200                 26,430           (12,401)          (32)            7.19               (290)
                 100                 32,950            (5,881)          (15)            8.75               (134)
                Static               38,831                --            --             10.09                --

                (100)                43,815              4,984           13             11.16               108
                (200)                47,587              8,756           23             11.92               184
                (300)                52,555             13,724           35             12.91               282
                (400)                58,828             19,997           51             14.13               404

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented above assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

         The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability structure to obtain the maximum yield/cost spread on that structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

         The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. Management believes that hedging instruments currently available are not cost-effective and, therefore, has focused its efforts on increasing the Company's yield/cost spread through wholesale and retail opportunities.

Ratios

         The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances.

                                                           Year Ended June 30,
                                            -------------------------------------------------
                                             1998                 1997                   1996
                                             ----                 ----                  -----
Return on average assets (income
excluding the special SAIF
assessment of $832,000 net of
       taxes divided by average total
       assets)                               1.07%                 1.04%                 1.01%
    Return on average assets
      (income divided by average
      total assets)                          1.07%                  .76%                 1.01%
    Return on average equity
      (income excluding the special
      SAIF assessment of $832,000
      net of taxes divided by
      average equity)                       12.03%                11.28%                10.52%
    Return on average equity
     (income divided by average equity)     12.03%                 8.22%                10.52%
    Equity-to-assets ratio
      (average equity divided by
       average assets)                       8.86%                 9.23%                 9.61%
    Dividend pay-out ratio                  33.90%                47.46%                31.07%

Subsidiaries of First Financial

         At June 30, 1998, the Bank was permitted by regulations to invest up to 2% of assets in the capital stock of, and secured and unsecured loans to, subsidiary corporations or service corporations and under certain circumstances may make conforming loans to service corporations in greater amounts. As a Pennsylvania-chartered savings institution, the Bank may diversify into any business activity approved in advance by the Department. In addition, First Financial could invest up to 30% of its assets in finance subsidiaries. Such subsidiaries must be limited purpose subsidiaries whose sole purpose is to issue debt or equity securities that the parent association is authorized to issue directly and to remit the proceeds of such issuance to the parent association.

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

         The Bank operates (as a wholly owned subsidiary) D & S Service Corporation ("D & S Service"), which has participated in the development for sale of residential properties, in particular condominium conversions and also the development of commercial properties in order for the Bank to expand its facilities to accommodate its growth. All of such projects have either been located in or within close proximity to the Bank's primary market area. D & S
Service operates two wholly owned subsidiaries: Wildman Projects and D & F Projects, Inc.

         At June 30, 1998, the Bank was authorized to have a maximum investment of $7.47 million in its one first-tier wholly-owned subsidiary, D & S Service. As of such date, the Bank had invested $1.17 million in this subsidiary.

Recent Acquisition

         On May 29, 1998, the Company acquired Philadelphia Corporation for Investment Services, a full service investment advisory and securities brokerage firm. The transaction was accounted for as a pooling of interests and the shareholders of PCIS received 23.4239 shares of Chester Valley Bancorp Inc. stock for each share of PCIS stock. Approximately 134,000 shares of CVAL stock were issued in the exchange. As of June 30, 1998 PCIS had assets of $1.86 million, revenues of $3.17 million and net income of $430,500.

Competition

         First Financial encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings and loan associations, savings banks and credit unions conducting business in its primary market area. The Bank also encounters competition for deposits from money market and other mutuals funds, as well as corporate and government securities and insurance companies. The principal methods used by the Bank to attract deposit accounts include offering a variety of services and interest rates and providing convenient office locations and expanded banking hours. The Bank's competition for real estate and other loans comes principally from other savings institutions, credit unions, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. First Financial competes for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers and real estate brokers.

Employees

         The Company had 117 full-time employees and 30 part-time employees as of June 30, 1998. None of these employees are represented by a collective bargaining agent and the Company believes that it enjoys good relations with its personnel.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank as in effect as of the date of this Annual Report on Form 10-K. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         Federal Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. As a result, the Company and PCIS are affiliates of the Bank. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

         In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans by savings associations to executive officers, directors and principal stockholders of the Company and the Bank. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association or the company that controls the savings association, and certain affiliated interests of such insiders (i) may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) (ii) must be made on terms substantially the same as offered in comparable transactions to other persons, provided the Bank is not prohibited from extending credit pursuant to a benefit or compensation program widely available to employees of the Bank and the Company and that does not give preference to any officer, director or principal stockholder over other employees thereof, and (iii) may in certain cases, require prior board approval. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places certain additional restrictions on loans to executive officers. At June 30, 1998, the Bank was in compliance with the above restrictions.

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

Regulation of PCIS

         General. In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions in the Unites States. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the National Association of Securities Dealers, Inc. ("NASD") (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs and exchanges adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While PCIS is not a member of the New York Stock Exchange (the "NYSE"), PCIS' business is impacted by the NYSE rules.

         Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. PCIS is registered as a broker-dealer with the SEC and in all 50 states and in the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including the NASD.

         As a result of federal and state registration and SRO memberships, PCIS is subject to overlapping schemes of regulation which cover all aspects of its securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

         PCIS also is subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC.

         PCIS is registered as an investment adviser with the SEC. As an investment adviser registered with the SEC, it is subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder, as well as certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of an investment adviser to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws.

         In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. The imposition of any such penalties or orders on PCIS could have a material adverse effect on PCIS' (and thus the Company's) operating results and financial condition.

         Net Capital Requirements. As a broker-dealer registered with the SEC and as a member firm of the NASD, PCIS is subject to the capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements, that PCIS is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

         "Net capital" is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as goodwill, furniture, prepaid expenses and unsecured receivable), and further reduced by certain percentages (commonly called "haircuts") of the market value of a broker-dealer's positions in securities and other financial instruments. Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities.

         The SEC's capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the broker-dealer has net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer's consolidated entities would exceed 1,000% of the broker-dealer's net capital and in certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

         As of June 30, 1998, PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $1,277,990, or $1,027,990 in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to 1. At June 30, 1998 PCIS' net capital ratio was .04 to 1.

         A failure of a broker-dealer to maintain its minimum required net capital or net capital ratio would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

         PCIS is a member of the Securities Investor Protection Corporation ("SIPC") which is a non-profit corporation that was created by the United States Congress under the Securities Protection Act of 1970. SIPC protects customers of member broker-dealers against losses caused by the financial failure of the broker-dealer but not against a change in the market value of securities in customers' accounts at the broker-dealer. In the event of the inability of a member broker-dealer to satisfy the claims of its customers in the event of its failure, the SIPC's funds are available to satisfy the remaining claims up to maximum of $500,000 per customer, including up to $100,000 on claims for cash. In addition, PCIS' clearing broker carries private insurance which provides similar coverage up to $25 million per customer.

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

         Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by Bank Insurance Fund ("BIF") and SAIF members. Beginning

October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points which is the same range of premiums as paid by insured institutions insured by the BIF administered by the FDIC. From 1997 through 1999, SAIF-insured institutions will pay 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation.

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

         OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by an valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at June 30, 1998.

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

         The following table sets forth a reconciliation between the Bank's stockholder's equity and each of its three capital requirements at June 30, 1998.

                                                                                                     To Be Well
                                                                                                    Capitalized
                                                                                                    Under Prompt
                                                                          For Capital                Corrective
                                                Actual                 Adequacy Purposes         Action Provisions
                                        ---------------------        ---------------------      -------------------
                                         Amount         Ratio         Amount        Ratio        Amount       Ratio
                                         ------         -----         ------        -----        ------       -----
As of June 30, 1998:

Total Capital
   (to Risk Weighted Assets)             $31,328        14.18%       $ 17,678        8.00%      $22,098       10.00%

Tier 1 Capital
   (to Risk Weighted Assets)             $28,560        12.92%       $  8,839        4.00%      $13,259        6.00%

Tier 1 Capital
   (to Average Assets)                   $28,560         7.64%        $14,945        4.00%      $18,682        5.00%


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

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At June 30, 1998, the Bank's liquidity ratio was 19.71% and its short-term liquidity ratio was 19.65%.

        Real Estate Lending Standards. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), uniform regulations prescribing standards for real estate lending which is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

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

        Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multi-family and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g. those guaranteed by a government agency, loans to facilitate the sale of REO, loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

        Accounting Requirements. Applicable OTS accounting and reporting requirements incorporates the following standards: (i) regulatory reports will incorporate generally accepted accounting principles ("GAAP") when GAAP is used by federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings association.

         In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" (EPS). This statement, which supersedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 became effective for financial statements issued for the periods ending December 31, 1997, and retroactive restatement of prior period results is required. Accordingly, all EPS information has been restated to comply with this new standard.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". According to the statement, all items of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. Currently, the comprehensive income of the Company would consist primarily of net income and unrealized holding gains and losses on available-for-sale securities. This statement is effective for fiscal years beginning after December 15, 1997.

         In June 1997, the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement, which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures only and would not affect the financial condition, equity or operating results of the Company. This statement is effective for fiscal years beginning after December 15, 1997.

         In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. This statement requires changes in disclosures and would not affect the financial condition, equity or operating results of the Corporation. This statement is effective for fiscal years beginning after December 15, 1997.

         In June 1998 the FASB issued SFAS No. 133,  "Accounting  for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of certain foreign currency exposures. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investments securities, on operations, financial condition or equity.

        Prompt Corrective Regulatory Action. Under Section 38 of the FDIA, as added by FDICIA, each appropriate agency and the FDIC is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

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

        Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

        Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

        Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assents, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and education loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At June 30, 1998, under the expanded QTL test, approximately 86.6% of the Bank's portfolio assets were qualified thrift investments.

        Restrictions on Capital Distributions. The OTS has adopted a regulation governing capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions. The Bank currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

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

        Federal Home Loan Bank System. The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 1998, the Bank's advances from the FHLBP amounted to $40.94 million.

        As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 1998, the Bank had $2.58 million in FHLB stock, which was in compliance with this requirement.

        As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended June 30, 1998, dividends paid by the FHLBP to the Bank totaled approximately $126,900.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and super NOW checking accounts) and non-personal time deposits. At June 30, 1998, the Bank was in compliance with such requirements.

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

Interstate Acquisitions

         The Commonwealth of Pennsylvania adopted legislation on 1986 ("1986 Act") regarding the acquisition of financial institutions located in Pennsylvania by institutions located outside of Pennsylvania. The 1986 Act: (1) permits federal or state savings and loan associations, federal savings banks and bank or savings and loan holding companies (collectively, "Thrift Entities") that are "located" (as defined below) in a state that offers reciprocal rights to similar Thrift Entities located in Pennsylvania, to acquire 5% or more of a Pennsylvania Thrift Entity's voting stock, merge or consolidate with a Pennsylvania Thrift Entity or purchase the assets and assume the liabilities of the Pennsylvania Thrift Entity and (2) permits a federal or state savings and loan association or federal savings bank to establish and maintain branches in Pennsylvania, provided that the state where such foreign Thrift Entity is located offers reciprocal rights to similar entities located in Pennsylvania and provided that each state where any bank holding company or savings and loan holding company owning or controlling 5% or more of the foreign Thrift Entity's shares is also located in a state that offers reciprocal rights. Under the Pennsylvania Act, a depository is "located" where its deposits are largest and a holding company is generally "located" where the aggregate deposits of its subsidiaries are largest. Whether a foreign state's laws are "reciprocal" is determined by the Pennsylvania Department, which may impose limitations and conditions on the branching and acquisition activities of a Thrift Entity located in a foreign state in order to make the laws of such state reciprocal to Pennsylvania law with respect to the type of transaction at issue.


                                    TAXATION

Federal  and State Taxation

        General. The Company and the Bank are subject to the corporate tax provisions of the Internal Revenue Code of 1986 (the "Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matter is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

        Bad Debt Reserves. Legislation enacted under the Small Business Job Protection Act of 1996 (the "Act") provided for the Bank to recapture into income, over a six-year period, only the portion of its tax bad debt reserves as of June 30, 1996, that exceed its base year reserves (i.e., tax reserves for years beginning before 1988). Under the Act, the amount of the excess base year reserves subject to recapture would be suspended for each of two successive tax years beginning July 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans the Bank made during its six preceding tax years. The Bank's total tax bad debt reserves at June 30, 1998, are approximately $3.13 million, of which $2.64 million represents the base year amount and $488,000 is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations. The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted to certain distributions. Under the provisions of the Act, the Bank is considered a "small bank" (i.e., a bank that has total assets under $500 million) and may claim its tax bad debt for tax years beginning after December 31, 1995, using a six-year average of its loan charge-offs to total loans.

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

        IRS Examinations. The Company's consolidated federal income tax returns for taxable years through June 30, 1993, have been closed for the purposes of examination by the IRS.

        State Taxation. The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 1998 is 9.99% and is imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

        The Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Company's tax rate is 11.5%. The MTIT exempts the Company from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principals ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on Pennsylvania and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those obligations to the overall interest income of the Company. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

ITEM 2.  PROPERTIES

Offices and Other Material Properties

        At June 30, 1998, the Bank conducted its business from its main office in Downingtown, Pennsylvania and six full-service branch offices. In fiscal 1998 the Company purchased land and a building in Devon, Pennsylvania for the Bank's eighth branch. Demolition and construction has begun with the anticipated opening of the branch in fall of 1998. PCIS conducts its business from two offices.

        The following table sets forth certain information with respect to the offices of the Company as of June 30, 1998:

                                                                             Net Book Value of
                                                               Lease       Property and Leasehold
                                    Owned or                Expiration        Improvements at
                                     Leased                    Date            June 30, 1998             Deposits
                                     ------                    ----            -------------             --------
                                                                                        (In Thousands)
First Fianancial Bank:

Main Office:
  100 E. Lancaster Avenue
  Downingtown PA 19335               Own                      --                 $   991                 $85,517

Branch Offices:

Exton-Lionville
  601 N. Pottstown Pike
  Exton PA  19341                    Own                       --                    429                  61,045
Frazer-Malvern
  200 W. Lancaster Avenue
  Frazer PA 19355                    Own                       --                  1,311                  37,645
Thorndale
  3909 Lincoln Highway
  Downingtown PA 19335               Lease                 9/30/2000                  45                  42,072
Westtown
  1197 Wilmington Pike
  West Chester PA 19382              Lease                 10/31/99                  124                  47,075
Airport Village
  102 Airport Road                   Own Building
  Coatesville PA 19320               Lease Land            11/30/04                  342                  13,490
Brandywine Square
  82 Quarry Road
  Downingtown PA 19335               Lease                 8/14/11                    97                  11,267
Devon
  414 Lancaster Avenue
  Devon  PA  19333                   Own                        --                   786                      80
                                                                                  ------                --------
                                                                                  $4,125                $298,191
                                                                                  ======                ========
PCIS:
Philadelphia
One Liberty Place, Suite 3050
1650 Market Street,
Philadelphia  PA 19103               Lease                 5/31/99
Wayne
485 Devon Park Dr. Suite 109
Wayne  PA 19087                      Lease                 11/30/02

        In addition, the Company currently owns two developed properties adjacent to its main office. These properties are being held for possible use as future office facilities and expansion of the main office. One of the properties is currently being leased to other users. The net book value of each of the two parcels at June 30, 1998 was approximately $11,100 and $90,400.

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

        In April 1995 the Bank entered into a 15-year lease agreement for the Bank's Brandywine Square office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from "Market Information" on page 24 of the Company's 1998 Annual Report to Stockholders included herein as Exhibit 13 hereto ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA

        The information required herein is incorporated by reference from page 3 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required herein is incorporated by reference from pages 18 to 25 of the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required herein can be found on pages 30 to 31 of this 10K document.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required herein are incorporated by reference from pages 26 to 42 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required herein is incorporated by reference from pages 2 to 7 of the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of the end of the Company's fiscal year ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

        The information required herein is incorporated by reference from pages 9 to 10 of the Company's Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required herein is incorporated by reference from pages 1 to 9 of the Company's Definitive Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference from page 7 of the Company's Definitive Proxy Statement.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        (1) The following financial statements are incorporated by reference into Item 8 hereof from pages 26 to 42 of the Annual Report,
               Exhibit 13 hereto:

               Consolidated Statements of Financial Condition at June 30, 1998 and 1997 Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997, and 1996 Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997, and 1996 Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997, and 1996.
               Notes to Consolidated Financial Statements.

        (2) Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements or Notes thereto.


(b)     Reports on Form 8-K

        None

(c) The following exhibits are filed as a part of this form 10-K and this list includes the Index to Exhibits.

                                Index to Exhibits

Number         Description of Documents
------         ------------------------

3a             Restated Articles of Incorporation**
3b             Bylaws, as amended***
4              Specimen Stock Certificate*
10a            Key Employee Stock Compensation Program, as amended**
10b            Employee Stock Ownership Plan**
10c            Employment Agreement By and Between the Holding Company, the Bank
               and Ellen Ann Roberts**
10e            Employment Agreement By and Between the Holding Company, the Bank
               and Colin N. Maropis*
10f            Employment Agreement By and Between the Holding Company, the Bank
               and Anthony J. Biondi**
10h            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Ellen
               Ann Roberts****
10j            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Colin
               N. Maropis ****
10k            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Anthony
               J. Biondi****
101            1997 Stock Option Plan
10m            1993 Stock Option Plan as Amended*****
13             Annual Report to Stockholders
21             Subsidiaries  of the  Registrant - Reference is made to Item,  1,
               Business - Subsidiaries," for the required information
23             Consent of Independent Auditors

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-4 (33-30433) dated August 10, 1989

(**) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1990

(***) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1991

(****) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992

(*****) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CHESTER VALLEY BANCORP INC.


September 25, 1998                           By: /s/ Ellen Ann Roberts
                                                 ---------------------
                                                 Ellen Ann Roberts
                                                 Director, Chairman of the Board
                                                 and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ellen Ann Roberts                         September 25, 1998
----------------------
Ellen Ann Roberts
Director, Chairman of the Board
and Chief Executive Officer


/s/ Anthony J. Biondi                         September 25, 1998
---------------------
Anthony J. Biondi
President and
Chief Operating Officer


/s/ Edward T. Borer                           September 25, 1998
-------------------
Edward T. Borer
Director

__________________                            September 25, 1998
Robert J. Bradbury
Director



_______________________                       September 25, 1998
John J. Cunningham, III
Director


___________________                           September 25, 1998
Gerard F. Griesser
Director


_________________                             September 25, 1998
James E. McErlane
Director and Secretary

/s/ Richard L. Radcliff                       September 25, 1998
------------------------
Richard L. Radcliff
Director


/s/ Emory S. Todd                             September 25, 1998
------------------
Emory S. Todd
Director


/s/ William M. Wright                         September 25, 1998
----------------------
William M. Wright
Director


/s/ Christine N. Dullinger                    September 25, 1998
--------------------------
Christine N. Dullinger
Chief Financial Officer
and Treasurer