Form 10-K/A
period 1998-06-30
CHESTER VALLEY BANCORP INC
filed 1998-11-06
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1


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

           Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $1.00 Par Value Per Share
--------------------------------------------------------------------------------
                                (Title of Class)

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


                                Index to Exhibits

Number         Description of Documents


3a             Restated Articles of Incorporation**
3b             Bylaws, as amended***
4              Specimen Stock Certificate*
10a            Key Employee Stock Compensation Program, as amended**
10b            Employee Stock Ownership Plan**
10c            Employment Agreement By and Between the Holding Company, the Bank
               and Ellen Ann Roberts**
10e            Employment Agreement By and Between the Holding Company, the Bank
               and Colin N. Maropis*
10f            Employment Agreement By and Between the Holding Company, the Bank
               and Anthony J. Biondi**
10h            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Ellen Ann Roberts****
10j            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Colin N. Maropis ****
10k            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Anthony J. Biondi****
101            1997 Stock Option Plan*****
10m            1993 Stock Option Plan as Amended
13             Annual Report to Stockholders
21             Subsidiaries  of the  Registrant - Reference is made to Item,  1,
               Business - Subsidiaries," for the required information
23             Consent of Independent Auditors

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

(**) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1990

(***) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1991

(****) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992

(*****) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHESTER VALLEY BANCORP INC.


November 6, 1998                         By: /s/  Ellen Ann Roberts
                                             ----------------------
                                             Ellen Ann Roberts
                                             Director, Chairman of the Board and
                                             Chief Executive Officer