Form 10-Q
period 1998-09-30
CHESTER VALLEY BANCORP INC
filed 1998-11-13
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

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

Transitional Small Business Disclosure Format.    YES  [   ]      NO   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                     2,449,188
         ------------------------------                     ---------
             (Title of Each Class)                (Number of Shares Outstanding
                                                    as of November 1, 1998)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES





PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           September 30, 1998 and June 30, 1998 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended September 30, 1998 and 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended September 30, 1998 and 1997 (Unaudited)

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Item 2 .MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

PART 2.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Item 2.  CHANGES IN SECURITIES

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                          CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (Dollars in Thousands)

                                                                  September 30,        June 30,
                                                                      1998              1998
                                                                  -----------      -----------
ASSETS:
Cash in banks ...............................................     $     5,308      $     4,044
Interest-bearing deposits ...................................           9,570           11,861
Trading account securities ..................................          23,205           20,352
Investment securities available for sale ....................          46,308           38,303
Investment securities (market value - September 30,
      $11,658; June 30, $15,672) ............................          11,557           15,600
Loans receivable, less allowance for
      loan losses of $3,383 and $3,414 ......................         273,553          273,128
Loans held for sale .........................................            --              1,101
Accrued interest receivable .................................           2,652            2,486
Property and equipment - net ................................           7,314            7,094
Other assets ................................................           1,661            3,043
                                                                  -----------      -----------
     Total Assets ...........................................     $   381,128      $   377,012
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits ....................................................     $   293,349      $   298,191
Securities sold under agreements to repurchase ..............             435              144
Advance payments by borrowers for taxes and insurance .......             962            2,963
Employee Stock Ownership Plan ("ESOP") debt .................              97              147
Federal Home Loan Bank advances .............................          48,319           40,936
Other borrowings ............................................             822              708
Accrued interest payable ....................................           1,240              969
Other liabilities ...........................................           2,919            1,105
                                                                  -----------      -----------
     Total Liabilities ......................................         348,143          345,163
                                                                  -----------      -----------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued ...............            --               --
Common stock - $1.00 par value; 10,000,000 shares authorized;
     2,449,188  and 2,327,478 shares issued at September 30,
     and June 30, respectively ..............................           2,449            2,327
Additional paid-in capital ..................................          18,640           15,609
Common stock acquired by ESOP ...............................             (97)            (147)
Retained earnings - partially restricted ....................          11,583           13,768
Accumulated other comprehensive income ......................             410              292
                                                                  -----------      -----------
     Total Stockholders' Equity .............................          32,985           31,849
                                                                  -----------      -----------

     Total Liabilities and Stockholders' Equity .............     $   381,128      $   377,012
                                                                  ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                          CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in Thousands, Except for Per Share Amounts)


                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      1998             1997
                                                                  -----------      -----------
INTEREST INCOME:
  Loans .....................................................     $     5,650      $     5,502
  Securities and interest-bearing deposits ..................           1,340              808
                                                                  -----------      -----------
     Total interest income ..................................           6,990            6,310
                                                                  -----------      -----------
INTEREST EXPENSE:
  Deposits ..................................................           3,112            2,841
  Securities sold under agreements to repurchase ............               3                1
  Short-term borrowings .....................................             237              243
  Long-term borrowings ......................................             419              182
                                                                  -----------      -----------
     Total interest expense .................................           3,771            3,267
                                                                  -----------      -----------
NET INTEREST INCOME .........................................           3,219            3,043
  Provision for loan losses .................................              45              120
                                                                  -----------      -----------
      Net interest income after provision for loan losses ...           3,174            2,923
                                                                  -----------      -----------
OTHER INCOME:
  Investment services income, net ...........................             746              680
  Service charges and fees ..................................             360              302
  Gain  on trading account securities .......................             153             --
  Gain on sale of  assets available for sale ................              80               88
  Other .....................................................              47               45
                                                                  -----------      -----------
     Total other income .....................................           1,386            1,115
                                                                  -----------      -----------
OPERATING EXPENSES:
  Salaries and employee benefits ............................           1,668            1,439
  Occupancy and equipment ...................................             508              441
  Data processing ...........................................             190              166
  Deposit insurance premiums ................................              42               38
  Other .....................................................             581              590
                                                                  -----------      -----------
     Total operating expenses ...............................           2,989            2,674
                                                                  -----------      -----------
  Income before income taxes ................................           1,571            1,364
  Income tax expense ........................................             472              360
                                                                  -----------      -----------
NET INCOME ..................................................     $     1,099      $     1,004
                                                                  ===========      ===========

                          CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in Thousands, Except for Per Share Amounts)
                                          (continued)


                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      1998             1997
                                                                  -----------      -----------
EARNINGS PER SHARE (1):
  Basic .....................................................     $      0.45      $      0.42
                                                                  ===========      ===========

  Diluted ...................................................     $      0.44      $      0.41
                                                                  ===========      ===========

DIVIDENDS PER SHARE PAID DURING PERIOD (1) ..................     $      0.11      $      0.10
                                                                  ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic .....................................................       2,444,843        2,411,887
                                                                  ===========      ===========
  Diluted ...................................................       2,484,957        2,440,405
                                                                  ===========      ===========
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Net Income ...............................................     $     1,099      $     1,004

   Net unrealized holding gains on securities
      available for sale during the period ..................             106               77
   Less reclassification adjustment
      for gains (losses)  included in net income ............             (12)             (25)
                                                                  -----------      -----------
COMPREHENSIVE INCOME ........................................     $     1,217      $     1,106
                                                                  ===========      ===========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effect of the 5% stock dividend paid in September 1998

     See accompanying notes to unaudited consolidated financial statements.

                               CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in Thousands)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                    1998          1997
                                                                                  --------      --------
Cash flows from operating activities:
Net income ..................................................................     $  1,099      $  1,004
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation
   Provision for loan losses ................................................          202           161
   Gain on trading account securities .......................................           45           120
   Gain on sale of loans  held for sale .....................................         (153)         --
   Gain on sale of securities available for sale ............................          (22)           (1)
   Amortization of deferred loan fees, discounts and premiums ...............          (58)          (87)
   Increase in trading account securities ...................................         (171)         (145)
   Decrease (increase) in accrued interest receivable .......................       (2,700)          (19)
   Decrease (increase) in other assets ......................................         (166)          222
   Increase (decrease) in other liabilities .................................        1,382          (273)
   Increase in accrued interest payable .....................................        1,814           (53)
                                                                                       271            83
                                                                                  --------      --------
Net cash flows from operating activities ....................................        1,543         1,012
                                                                                  --------      --------
Cash flows from (used in) investment activities:
   Capital expenditures .....................................................         (422)         (341)
   Net increase in loans and loans held for sale ............................         (721)       (6,251)
   Proceeds from sale of loans held for sale ................................        1,457           486
   Proceeds from maturities, payments and calls of investment securities ....        4,040           565
   Purchase of securities available for sale ................................      (15,035)      (51,634)
   Proceeds from sales and calls of securities available for sale ...........        7,297        56,914
                                                                                  --------      --------
Net cash flows used in investment activities ................................       (3,384)         (261)
                                                                                  --------      --------
Cash flows from (used in) financing activities:
   Net  decrease in deposits before interest credited .......................       (7,369)       (1,090)
   Interest credited to deposits ............................................        2,527         2,389
   Increase in securities sold under agreements to repurchase ...............          291           155
   Proceeds from FHLB advances ..............................................        8,599        10,400
   Repayments of FHLB advances ..............................................       (1,216)      (12,018)
   Decrease in advance payments by borrowers for taxes and insurance ........       (2,001)       (2,015)
   Net increase in other borrowings .........................................          114            80
   Cash dividends on common stock ...........................................         (256)         (226)
   Repayments of principal on ESOP debt .....................................          (50)          (46)
   Common stock issued ......................................................          121           135
   Payment for fractional shares ............................................          (11)           (8)
   Stock options exercised ..................................................           15             7
   Reduction of common stock acquired by ESOP ...............................           50            46
   Common stock repurchased .................................................         --             (35)
                                                                                  --------      --------
Net cash flows from  (used in) financing activities .........................          814        (2,226)
                                                                                  --------      --------
Net decrease in cash and cash equivalents ...................................       (1,027)       (1,475)

                               CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in Thousands)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                    1998          1997
                                                                                  --------      --------
Cash and cash equivalents:
   Beginning of period ......................................................       15,905        10,550
                                                                                  ========      ========
   End of period ............................................................     $ 14,878      $  9,075
                                                                                  ========      ========

Supplemental disclosures:
   Cash payments during the year for:
      Taxes .................................................................     $    315      $    250
      Interest ..............................................................     $  3,500      $  3,185



Non-cash items:
   Stock dividend issued ....................................................     $  3,017      $  2,155
   Net unrealized gain on investment securities available for sale ..........     $    193      $    165
   Tax effect on unrealized gain  on investment securities available for sale     $     75      $     64


     See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Business

                  Chester Valley Bancorp Inc. (the "Holding Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in 1989. The business of Chester Valley Bancorp Inc. and its subsidiaries (the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail deposit and loan products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

                  Principles of Consolidation and Presentation

                  The accompanying consolidated financial statements include the accounts of Chester Valley Bancorp Inc. and its wholly-owned subsidiaries, the Bank and PCIS. The accounts of the Bank include its wholly-owned subsidiary, D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries thereof. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current period's presentation.

                  The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

                  The results of operations for the three-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998.

                  Cash and Cash Equivalents

                  For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity of generally three months or less.

                  Securities

                  The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and
                  (c) trading. At the time of purchase, the Company makes a determination on whether or not it will hold the investments to maturity, based upon an evaluation of the probability of the occurrence of future events. Securities in the held to maturity category are accounted for at amortized cost adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities, including investment securities which the Company believes may be involved in interest rate risk, liquidity, or other asset-liability management decisions which might reasonably result in such securities not being held until maturity, are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. If investment securities are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period.

                  Allowance for Loan Losses

                  The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses at September 30, 1998 is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

                  For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the three-month period ended September 30, 1998, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

                  Loans Held for Sale

                  The Company periodically identifies certain loans as held for sale at the time of their origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). Loans held for sale are carried at the lower of aggregate cost or fair value, with any resulting gain or loss included in other income for the period. Realized gains or losses are included in other income for the period.

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

                  Earnings Per Share

                  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings per Share," which was required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. Accordingly, the Company has changed its methodology for computing earnings per share and restated all prior period amounts. SFAS 128 replaced "primary" and "fully" diluted earnings per share with
                  "basic" and "diluted" earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effect of the 5% stock dividend paid in September 1998.

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        (Dollars in Thousands)
                                                      1998               1997
                                                    ---------         ----------
Numerator:
   Net income .............................         $   1,099         $    1,004
                                                    =========         ==========
Denominator:
   Denominator for basic earnings per
   share-weighted average
   shares .................................         2,444,843          2,411,887

Effect of dilutive securities:
   Employee stock options .................            40,114             28,518
                                                    ---------         ----------
Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise ...............................         2,484,957          2,440,405
                                                    =========         ==========

Basic earnings per share ..................         $    0.45         $     0.42
                                                    =========         ==========

Diluted earnings per share ................         $    0.44         $     0.41
                                                    =========         ==========

NOTE 2 - LOANS RECEIVABLE

                  Loans receivable are summarized as follows:

                                               At September 30,      At June 30,
                                                      1998               1998
                                                   ---------          ---------
                                                      (Dollars in Thousands)
First mortgage loans:
   Residential ...........................         $ 155,915          $ 155,628
   Construction-residential ..............            15,190             13,502
   Land acquisition and
      development ........................             6,731              6,529
   Commercial ............................            42,357             41,002
   Construction-commercial ...............            11,032             10,614
Commercial business ......................            12,037             11,437
Consumer .................................            51,494             51,829
                                                   ---------          ---------

Total loans ..............................           294,756            290,541
                                                   ---------          ---------

Less:
   Undisbursed loan proceeds:
      Construction-residential ...........           (11,540)            (7,915)
      Construction-commercial ............            (4,673)            (4,464)
   Deferred loan fees - net ..............            (1,607)            (1,620)
   Allowance for loan losses .............            (3,383)            (3,414)
                                                   ---------          ---------

Net loans ................................         $ 273,553          $ 273,128
                                                   =========          =========


NOTE 3 - COMMITMENTS

                  Commitments to potential mortgagors of the Bank amounted to $5.75 million as of September 30, 1998, of which $685,400 was for variable-rate loans. The balance of the commitments represents $5.06 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.75% and 7.25%. At September 30, 1998, the Company had $16.21 million undisbursed construction loan funds as well as $16.21 million of undisbursed remaining consumer and commercial line balances.

NOTE 4 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 1998 and June 30, 1998 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since September 30, 1998 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                                                    To Be Well
                                                                                                    Capitalized
                                                                          Required                  Under Prompt
                                                                         For Capital                 Corrective
                                                 Actual                Adequacy Porposes         Action Provisions
                                         ---------------------        --------------------      --------------------
                                         Amount        Ratio          Amount        Ratio        Amount       Ratio
                                         -------        -----         -------        ----       -------       -----
As of September 30,  1998:
   Total Capital
     (to Risk Weighted Assets)           $31,350        14.26%        $17,592        8.00%      $21,990       10.00%

   Tier 1 Capital
     (to Risk Weighted Assets)           $28,593        13.00%        $ 8,796        4.00%      $13,194        6.00%

   Tier 1 Capital
     (to Average Assets)                 $28,593         7.59%        $15,063        4.00%      $18,829        5.00%

As  of June 30, 1998:

   Total Capital
     (to Risk Weighted Assets)           $31,328        14.18%       $ 17,678        8.00%      $22,098       10.00%

   Tier 1 Capital
    (to Risk Weighted Assets)            $28,560        12.92%       $  8,839        4.00%      $13,259        6.00%

   Tier 1 Capital
     (to Average  Assets)                $28,560         7.64%        $14,945        4.00%      $18,682        5.00%

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used
"forward looking statements" to describe the future plans and strategies including management's expectations of the Company's Year 2000 readiness and future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation, Year 2000 uncertainties and other uncertainties described in the Company's filings with the Securities and Exchange Commission. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

The Company's total assets increased to $381.13 million at September 30, 1998, from $377.01 million at June 30, 1998, principally due to a $6.82 million aggregate increase in trading account securities, investment securities available for sale and investment securities to $81.07 million from $74.25 million at June 30, 1998. Such increases were funded in large part by an increase in Federal Home Loan Bank ("FHLB") advances from $40.94 million at June 30, 1998, to $48.32 million at September 30, 1998.

Stockholders' equity increased to $32.99 million at September 30, 1998 from $31.85 million at June 30, 1998, as a result of net income of $1.10 million, the recognition of an increase in net unrealized gains on securities available for sale, net of taxes, of $118,000, the sale of $121,000 of common stock in connection with the Company's dividend reinvestment plan, $15,000 received as a result of the exercise of stock options, and the reduction in the principal balance of the ESOP debt by $50,000. The increase in stockholders' equity was partially offset by the payment during the period of cash dividends totaling $256,000.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 6.7% to $3.35 million for the three-month period ended September 30, 1998 compared to $3.14 million for the same period in 1997. Total interest income, on a fully tax equivalent basis, increased to $7.12 million during the three-month period ended September 30, 1998, a $710,000 or 11.1% increase over the comparable prior period, primarily as a result of the effect of an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $367.13 million for the three month period ended September 30, 1998, from $312.75 million for the same period in 1997. Partially offsetting the effect of the increase for the three-month period ended September 30, 1998 in the average balance on interest income was the 44 basis-point decrease in the yield, to 7.76% on the interest-earning assets as the result of declining general market rates of interest during fiscal 1998 which resulted in customers refinancing their loans to lower interest rates.

Total interest expense increased to $3.77 million from $3.27 million for the respective three-month periods in 1998 and 1997, largely as a result of the increase in the average balance of interest-bearing liabilities to $314.68 million for the three months ended September 30, 1998, as compared to $270.10 million for the same period in 1997. Partially offsetting the increase in interest expense was a decrease in the average rate paid on such liabilities to 4.79% for the three-month period ended September 30, 1998, from 4.84% for the same period in 1997, respectively, as the result of management's continued efforts to focus its growth in the areas of low-costing or no-cost deposits.

The tax equivalent interest rate spread decreased to 2.97% from 3.36%, and the average net yield on interest-earning assets decreased to 3.65% from 4.02% for the three-month periods ended September, 1998 and 1997, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $45,000 and $120,000 for loan losses during the three-month periods ended September 30, 1998 and 1997, respectively. These provisions have been added to the Company's allowance for loan losses due to current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At September 30, 1998, the allowance for loan losses totaled $3.38 million or 1.22% of net loans (before allowance), compared to $3.41 million or 1.23% of net loans and $2.98 million or 1.13% of net loans at June 30, 1998, and September 30, 1997, respectively. As a percentage of non-performing assets, the allowance for loan losses was 284% at September 30, 1998, compared to 274% at June 30, 1998, and further compared to 173% at September 30, 1997.

Other Income

Total other income increased $270,000 or 24.1% to $1.39 million for the three-month period ended September 30, 1998, as compared to the same period in 1997. Investment services income increased $66,000 or 9.7% to $746,000 as the result of PCIS' increased commission income due to an increase in trading activity and an increase in money market fund fees due to an increase in customer balances. In addition, PCIS' advisory fee income increased due to the strategic plan of PCIS to focus on advisory services as it provides a more stable revenue stream for PCIS and stabilizes expenses for the customer. Investment services income also increased as the result of the opening of the Bank's Investment Services and Trust Division in the second quarter of fiscal 1998. The Trust Division offers both individual and corporate clients an array of money management, trust and investment services including portfolio management, estate and retirement planning, and self directed IRA's. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to increased usage and also an increased number of cardholders, contributed to the increase of $58,000 in service charges and fees during the three-month period ended September 30, 1998. The Company recognized gains on trading account securities and sales of asset available for sale of $233,000 during the three-month period ended September 30, 1998 compared to $88,000 during the same period in 1997.

Operating Expenses

Total operating expenses increased $320,000 or 12.0% to $2.99 million for the three-month period ended September 30, 1998 as compared to the same time period in 1997. The increase in operating expenses was primarily due to a $229,000 or 15.9% increase in salaries and employee benefits related to general salary increases and increased number of staff associated with the addition of the Bank's Investment Services and Trust Division established in the Fall of 1997 combined with the expansion of the Bank's Commercial Loan Department. In addition, occupancy and equipment expenses increased $67,000 or 15.2% to $508,000 for the three-month period ended September 30, 1998 from the comparable prior period in large part due to the renovations required to provide accommodations for the Bank's new Trust Division and to the installation of the Bank's Wide Area Computer Network.

Income Tax Expense

Income tax expense was $472,000 and $360,000 for the three-month periods ended September 30, 1998 and 1997, respectively, reflecting the increased profitability of the Company in the 1998 period. The increase in income tax expense for the three-month period ended September 30, 1998 was also due to the fact that for periods ending prior to May 29, 1998, no provision has been made for income taxes for PCIS since PCIS had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and similar state provisions. Under these provisions, PCIS does not pay income taxes on its taxable income. Instead the former stockholders of PCIS are liable for individual income taxes based on their respective shares of PCIS's taxable income. As a result of all of PCIS's stock being purchased by Chester Valley Bancorp Inc. on May 29, 1998, PCIS is no longer eligible to be taxed under the provisions of Subchapter S of the Internal Revenue Code.

                                  ASSET QUALITY

Non-performing  assets are  comprised of  non-accrual  loans and REO and totaled
$1.19 million and $1.25 million at September 30, 1998 and June 30, 1998 respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. At September 30, 1998, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .31% at September 30, 1998,
compared  to  .33%  at  June  30,  1998,   and  .53%  at  September   30,  1997.
Non-performing loans, which totaled $1.19 million at September 30, 1998. consisted of ten single-family residential mortgage loans aggregating $790,000, one construction loan totaling $55,000, two commercial mortgage loans aggregating $136,000 and $211,000 in consumer loans.

At September 30, 1998, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.48 million compared to $1.47 million at June 30, 1998, and further compared to $1.56 million at September 30, 1997. Included in the assets classified substandard at September 30, 1998 and 1997, and at June 30, 1998, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt.

                         LIQUIDITY AND CAPITAL RESOURCES


Management monitors liquidity daily and maintains funding sources to meet unforseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely FHLB advances.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At September 30, 1998, the Company had $5.75 million in commitments to fund loan originations. In addition, at such date, the Company had undisbursed loans in process for construction loans of $16.21 million and $16.21 million in undisbursed lines of credit. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On August 19, 1998, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.11 per share, both of which were paid on September 18, 1998, to stockholders of record as of September 4, 1998.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended September 30, 1998 was 17.78%.

                                YEAR 2000 ISSUES

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999. The erroneous date can be interpreted in a number of different ways, the most common being Year 2000 represented as the year 1900. Correctly identifying and processing Year 2000 as a leap year may also be an issue. These misinterpretations of various dates in the Year 2000 could result in a system failure or miscalculations causing disruptions of normal business operations including, among other things, a temporary inability to process transactions, track important customer account information, or provide convenient access to this information.

The Company has completed an assessment of its financial and operational software systems in accordance with the various regulatory agency guidance documents. The Company is maintaining an inventory of hardware and software systems, which ranges from mission critical software systems and personal computers to security and video equipment, backup generators, and general office equipment. The Company has prioritized its hardware and software systems to focus on the most critical systems first. In connection with the Company's assessment, a number of the less significant third party vendors advised the Company that their software is Year 2000 compliant, and the Company intends to fully test that software by June 30, 1999.

For most of its mission critical software systems, the Company relies on a major data processing provider in the banking industry. First Financial has received representations and warranties from its vendor for mission critical software systems that the system will be compliant by December 31, 1998. The vendor is contractually obligated to correct any Year 2000 problems or replace the system at no cost to the Bank; however, the vendor's liability for losses is limited. First Financial has started the process of replacing its mission critical software systems with the testing thereof to be completed by December 31, 1998. If testing were to present any system problems, the vendor would work to correct the problem and the Company would test again until resolved. At the same time, the Company is upgrading personal computers to meet both system and Year 2000 requirements. The Company is in the process of evaluating the needs and potential technology issues, including Year 2000 issues, involving PCIS.

Over the past several years, the Company's Technology Plan has called for an aggressive schedule for installing new systems or upgrading old systems in order to build a technology infrastructure which will allow the Company to offer competitive products while providing for internal efficiencies and customer service improvement. The Technology Plan has resulted in positioning the Company to continue its technology improvements while avoiding costly Year 2000 issues. The Company estimates First Financial's capitalized expenditures associated with Year 2000 at $300,000 during the fiscal year ending June 30, 1999, with approximately $55,000 being expensed in fiscal 1999 with the remainder recognized in subsequent fiscal years. The Company is not yet in a position to predict Year 2000 driven expenditures for First Financial for the next fiscal year or for PCIS for the current or next fiscal year. With assistance from its third party vendors, the Company is utilizing internal staff to perform Year 2000 compliance work, including internal Information Systems staff.

The Year 2000 issue presents potential risks of uncertain magnitude. The risks arise both with regard to systems purchased by the Company through third party vendors as well as those outside the control of the Company, such as with ATM networks or credit card processors. These failures may cause delays in the ability of customers to access their funds through automated teller machines, point of sale terminals at retail locations, or other shared networks. The Year 2000 issue also poses the potential risk for business disruption due to a mission critical software system failure, which could result in inaccurate interest payment calculations, credit transactions, or record-keeping. The Company and the OTS are closely monitoring the progress of First Financial's major third party vendors and, to date, the Company is satisfied with their progress. However, if the Company, its customers, or vendors are unable to resolve Year 2000 issues in a timely manner, it could result in a material financial risk. The Company has not yet finalized a contingency plan; however, it intends to develop a detailed plan by December 31, 1998.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of third party modification and testing plans and other factors.


                           RECENT ACCOUNTING ANNOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". According to the statement, all items of "comprehensive income" are to be reported in a "financial statement that is displayed with the same prominence as other financial statements". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Accordingly all disclosures within this report are in compliance with SFAS No. 130.

In June 1997, the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement, which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures only and would not affect the financial condition, equity or operating results of the Company. This statement is effective for fiscal years beginning after December 15, 1997. Accordingly all disclosures within this report are in compliance with SFAS No. 131.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit

Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. This statement requires changes in disclosures and would not affect the financial condition, equity or operating results of the Corporation. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of certain foreign currency exposures. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet decided whether to adopt the statement early or determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investments securities, on operations, financial condition or equity.


Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

The primary asset/liability management goal of the Company is to manage and control its interest rate risk, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in net interest income over the long term. Other objectives of asset/liability management include: (1) ensuring adequate liquidity and funding, (2) maintaining a strong capital base and (3) maximizing net interest income opportunities.

In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Company's interest-rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Company to accomplish this objective.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities repricing within a defined period and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets repricing within a defined period.

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that 53% of money market and NOW accounts are sensitive to interest rate changes and that 8% of savings deposits are sensitive to interest rate changes. Accordingly, these interest-sensitive portions are classified in the less than one year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position throughout the year. For a discussion of the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Market Risk" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. There has been no material change in the Company's market value of portfolio equity since June 30, 1998.

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At September 30, 1998, the Company serviced $29.98 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

                                  Interest Rate Sensitivity Analysis at September 30, 1998
                                                   (Dollars in thousands)

                                                                            More Than          More Than        More Than
                                                                         Three Months         Six Months         One Year
                                                       Three Months         Through            Through           Through
                                                         or Less           Six Months          One Year         Three Years
                                                        ---------          ---------          ---------          ---------
INTEREST-EARNING ASSETS:
   Loans(1)
        Real Estate (2) ........................        $  30,848          $  19,048          $  32,361          $  57,118
        Commercial .............................            6,855                252                499              1,946
        Consumer ...............................            7,598              1,246              2,569             11,369
   Securities and interest-bearing deposits ....           50,436              3,922              9,121              3,388
                                                        ---------          ---------          ---------          ---------

   Total interest-earning assets ...............        $  95,737          $  24,468          $  44,550          $  73,821
                                                        ---------          ---------          ---------          ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts ............................        $     501          $     501          $     998               --
   NOW accounts ................................              450                450                900               --
   Money market accounts .......................           31,318               --                 --                 --
   Certificate accounts ........................           63,762             25,940             34,765             40,269
   Securities sold under agreements to
      repurchase ...............................              435               --                 --                 --
   Borrowings ..................................            6,895                 71              1,849              9,019
                                                        ---------          ---------          ---------          ---------
   Total interest-bearing liabilities ..........        $ 103,361          $  26,962          $  38,512          $  49,288
                                                        ---------          ---------          ---------          ---------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities .............        ($  7,624)         ($ 10,118)         ($  4,080)         $  20,453
                                                        =========          =========          =========          =========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities             92.6%              92.2%              97.6%             109.4%
                                                        =========          =========          =========          =========
Cumulative difference as a percentage of
   total assets ................................             (2.0%)             (2.7%)             (1.1%)              5.4%
                                                        =========          =========          =========          =========

                   Interest Rate Sensitivity Analysis at September 30, 1998
                                    (Dollars in thousands)
                                         (continued)

                                                      More Than
                                                     Three Years
                                                      Through       More Than
                                                     Five Years     Five Years       Total
                                                     ---------      ---------      ---------
INTEREST-EARNING ASSETS:
   Loans(1)
        Real Estate (2) ........................     $  32,337      $  43,300      $ 215,012
        Commercial .............................         1,867            618         12,037
        Consumer ...............................         9,501         19,211         51,494
   Securities and interest-bearing deposits ....         9,262         14,511         90,640
                                                     ---------      ---------      ---------

   Total interest-earning assets ...............     $  52,967      $  77,640      $ 369,183
                                                     ---------      ---------      ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts ............................          --        $  24,519      $  26,519
   NOW accounts ................................          --           29,315         31,115
   Money market accounts .......................          --             --           31,318
   Certificate accounts ........................        11,002          2,895        178,633
   Securities sold under agreements to
      repurchase ...............................          --             --              435
   Borrowings ..................................         9,921         21,483         49,238
                                                     ---------      ---------      ---------
   Total interest-bearing liabilities ..........     $  20,923      $  78,212      $ 317,258
                                                     ---------      ---------      ---------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities .............     $  52,497      $  51,925      $  51,925
                                                     =========      =========      =========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities         122.0%         116.4%         116.4%
                                                     =========      =========      =========
Cumulative difference as a percentage of
   total assets ................................          13.8%          13.6%          13.6%
                                                     =========      =========      =========

(1)  Net of undisbursed loan proceeds.
(2)  Includes commercial mortgage loans.

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

                                    None

                  Item 3.  Defaults Upon Senior Securities

                                    Not Applicable.

                  Item 4.  Submission of Matters to a Vote of Security Holders

                                    The Company's annual meeting of shareholders
                                    was held on October 22, 1998.  The following
                                    matters  were   presented  for   shareholder
                                    action at such meeting:

                                    (1) To elect four directors for a term of three years or until their successors have been elected and qualified:


              Name                       Votes For         Votes Withheld
              ----                       ---------         --------------
              Anthony J. Biondi          2,038,012             2,431
              John J. Cunningham, III    2,038,012             2,431
              Ellen Ann Roberts          2,037,947             2,497
              William M. Wright          2,038,129             2,315

                                    (2) To ratify the  appointment  of KPMG Peat
                                    Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1999:

                 Votes For              Votes Against            Votes Abstained
                 ---------              -------------            ---------------
                  2,034,186               3,478                      2,777

                  Item 5.  Other Information

                           None

                  Item 6.  Exhibits and Reports on Form 8-K

                           Exhibit 27 Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Chester Valley Bancorp Inc.



Date         11-12-98                   /s/Ellen Ann Roberts
                                        --------------------
                                        Ellen Ann Roberts
                                        Chairman and Chief Executive Officer



Date          11-12-98                  /s/Christine N. Dullinger
                                        -------------------------
                                        Christine N. Dullinger
                                        Treasurer and Chief Financial Officer