Form 10-Q
period 1998-12-31
CHESTER VALLEY BANCORP INC
filed 1999-02-11
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

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

Transitional Small Business Disclosure Format.    YES  [   ]      NO   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                       3,686,196
         ------------------------------                       ---------
             (Title of Each Class)                 (Number of Shares Outstanding
                                                        as of February 1, 1999)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX



PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           December 31, 1998 and June 30, 1998 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended December 31, 1998 and 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Six Months Ended December 31, 1998 and 1997 (Unaudited)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended December 31, 1998 and 1997 (Unaudited)

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Item 2 .MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

PART 2.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                          CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (Dollars in Thousands)

                                                                  December 31,       June 30,
                                                                     1998              1998
                                                                  -----------      -----------
ASSETS:
Cash in banks ...............................................     $     5,080      $     4,044
Interest-bearing deposits ...................................           7,268           11,861
Trading account securities ..................................          18,236           20,352
Investment securities available for sale ....................          70,124           38,303
Investment securities (market value - December 31,
      $11,781; June 30, $15,672) ............................          11,761           15,600
Loans receivable, less allowance for
      loan losses of $3,432 and $3,414 ......................         281,762          273,128
Loans held for sale .........................................            --              1,101
Accrued interest receivable .................................           2,136            2,486
Property and equipment - net ................................           7,525            7,094
Other assets ................................................           6,602            3,043
                                                                  ===========      ===========
     Total Assets ...........................................     $   410,494      $   377,012
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits ....................................................     $   318,975      $   298,191
Securities sold under agreements to repurchase ..............             199              144
Advance payments by borrowers for taxes and insurance .......           1,835            2,963
Employee Stock Ownership Plan ("ESOP") debt .................              49              147
Federal Home Loan Bank advances .............................          51,627           40,936
Other borrowings ............................................             842              708
Accrued interest payable ....................................             966              969
Other liabilities ...........................................           2,033            1,105
                                                                  -----------      -----------
     Total Liabilities ......................................         376,526          345,163
                                                                  -----------      -----------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued ...............            --               --
Common stock - $1.00 par value; 10,000,000 shares authorized;
     3,682,326      and 3,664,914 shares issued at December 31,
     and June 30, respectively ..............................           3,682            3,665
Additional paid-in capital ..................................          17,547           17,288
Common stock acquired by ESOP ...............................             (49)            (147)
Retained earnings - partially restricted ....................          12,477           10,751
Accumulated other comprehensive income ......................             311              292
                                                                  -----------      -----------
     Total Stockholders' Equity .............................          33,968           31,849
                                                                  -----------      -----------

     Total Liabilities and Stockholders' Equity .............     $   410,494      $   377,012
                                                                  ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                        CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)

                                                                  Three Months Ended
                                                                       December 31,
                                                              -----------------------------
                                                                  1998             1997
                                                              -----------      ------------
INTEREST INCOME:
  Loans .................................................     $     5,777      $     5,569
  Investment securities and interest-bearing deposits ...           1,395              808
                                                              -----------      -----------
     Total interest income ..............................           7,172            6,377
                                                              -----------      -----------
INTEREST EXPENSE:
  Deposits ..............................................           3,029            2,883
  Securities sold under agreements to repurchase ........               4                2
  Short-term borrowings .................................             221              305
  Long-term borrowings ..................................             529              165
                                                              -----------      -----------
     Total interest expense .............................           3,783            3,355
                                                              -----------      -----------
NET INTEREST INCOME .....................................           3,389            3,022
  Provision for loan losses .............................              45              120
                                                              -----------      -----------
      Net interest income after provision for loan losses           3,344            2,902
                                                              -----------      -----------
OTHER INCOME:
  Investment services income, net .......................             742              599
  Service charges and fees ..............................             369              281
  Gain on trading account securities ....................             227                5
  Gain (loss) on sale of assets available for sale ......              (2)              78
  Other .................................................              51               40
                                                              -----------      -----------
     Total other income .................................           1,387            1,003
                                                              -----------      -----------
OPERATING EXPENSES:
  Salaries and employee benefits ........................           1,624            1,383
  Occupancy and equipment ...............................             491              465
  Data processing .......................................             195              177
  Deposit insurance premiums ............................              43               41
  Other .................................................             675              593
                                                              -----------      -----------
     Total operating expenses ...........................           3,028            2,659
                                                              -----------      -----------
  Income before income taxes ............................           1,703            1,246
  Income tax expense ....................................             535              337
                                                              -----------      -----------
NET INCOME ..............................................     $     1,168      $       909
                                                              ===========      ===========

                        CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands, Except for Per Share Amounts)
                                        (continued)

                                                                  Three Months Ended
                                                                       December 31,
                                                              -----------------------------
                                                                  1998             1997
                                                              -----------      ------------
EARNINGS PER SHARE (1):
  Basic .................................................     $      0.32      $      0.25
                                                              ===========      ===========
  Diluted ...............................................     $      0.31      $      0.25
                                                              ===========      ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1) ..............     $      0.07      $      0.07
                                                              ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic .................................................       3,675,352        3,617,226
                                                              ===========      ===========
  Diluted ...............................................       3,716,126        3,671,038
                                                              ===========      ===========
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Net income ...........................................     $     1,168      $       909

   Net unrealized holding gains  (losses) on securities
      available for sale during the period ..............            (100)             243
   Less reclassification adjustment
      for gains (losses) included in net income .........            --                 49
                                                              -----------      -----------
COMPREHENSIVE INCOME ....................................     $     1,068      $     1,103
                                                              ===========      ===========


 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1998 and the three-for-two stock split effected in the form of dividend in December 1998.

See accompanying notes to unaudited consolidated financial statements.

                       CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except for Per Share Amounts)


                                                                   Six Months Ended
                                                                      December 31,
                                                              -------------------------
                                                                  1998           1997
                                                              ----------     ----------
INTEREST INCOME:
  Loans .................................................     $   11,427     $   11,071
  Investment securities and interest-bearing deposits ...          2,735          1,616
                                                              ----------     ----------
     Total interest income ..............................         14,162         12,687
                                                              ----------     ----------
INTEREST EXPENSE:
  Deposits ..............................................          6,141          5,724
  Securities sold under agreements to repurchase ........              7              3
  Short-term borrowings .................................            458            548
  Long-term borrowings ..................................            948            347
                                                              ----------     ----------
     Total interest expense .............................          7,554          6,622
                                                              ----------     ----------
NET INTEREST INCOME .....................................          6,608          6,065
  Provision for loan losses .............................             90            240
                                                              ----------     ----------
      Net interest income after provision for loan losses          6,518          5,825
                                                              ----------     ----------
OTHER INCOME:
  Investment services income, net .......................          1,488          1,279
  Service charges and fees ..............................            729            583
  Gain on trading account securities ....................            380              5
  Gain on sale of assets available for sale .............             78            166
  Other .................................................             98             85
                                                              ----------     ----------
     Total other income .................................          2,773          2,118
                                                              ----------     ----------
OPERATING EXPENSES:
  Salaries and employee benefits ........................          3,292          2,822
  Occupancy and equipment ...............................            999            906
  Data processing .......................................            385            343
  Deposit insurance premiums ............................             85             79
  Other .................................................          1,256          1,183
                                                              ----------     ----------
     Total operating expenses ...........................          6,017          5,333
                                                              ----------     ----------
  Income before income taxes ............................          3,274          2,610
  Income tax expense ....................................          1,007            697
                                                              ----------     ----------
NET INCOME ..............................................     $    2,267     $    1,913
                                                              ==========     ==========

                       CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except for Per Share Amounts)
                                      (continued)


                                                                   Six Months Ended
                                                                      December 31,
                                                              -------------------------
                                                                  1998           1997
                                                              ----------     ----------
EARNINGS PER SHARE (1):
  Basic .................................................     $     0.62     $     0.53
                                                              ==========     ==========
  Diluted ...............................................     $     0.61     $     0.52
                                                              ==========     ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1) ..............     $     0.14     $     0.14
                                                              ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic .................................................      3,671,156      3,616,165
                                                              ==========     ==========
  Diluted ...............................................      3,713,031      3,664,802
                                                              ==========     ==========
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Net income ...........................................     $    2,267     $    1,913

   Net unrealized holding gains on securities
      available for sale during the period ..............             55            398
   Less reclassification adjustment
      for gains (losses) included in net income .........             36            102
                                                              ----------     ----------
COMPREHENSIVE INCOME ....................................     $    2,286     $    2,209
                                                              ==========     ==========


 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1998 and the three-for-two stock split effected in the form of dividend in December 1998

See accompanying notes to unaudited consolidated financial statements.

                                CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in Thousands)

                                                                               Six Months Ended December 31,
                                                                               -----------------------------
                                                                                    1998           1997
                                                                                  ---------      ---------
Cash flows from operating activities:
Net income ..................................................................     $   2,267      $   1,913
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation .............................................................           311            331
   Provision for loan losses ................................................            90            240
   Gain on trading account securities .......................................          (380)            (5)
   Gain on sale of loans  held for sale .....................................           (20)            --
   Gain on sale of securities available for sale ............................           (58)          (166)
   Amortization of deferred loan fees, discounts and premiums ...............          (466)          (271)
   Decrease (increase) in trading account securities ........................         2,496           (185)
   Decrease in accrued interest receivable ..................................           350            328
   Decrease (increase) in other assets ......................................        (3,559)           175
   Increase in other liabilities ............................................           928          1,064
   Increase (decrease) in accrued interest payable ..........................            (3)            50
                                                                                  ---------      ---------
Net cash flows from operating activities ....................................         1,956          3,474
                                                                                  ---------      ---------
Cash flows from (used in) investment activities:
   Capital expenditures .....................................................          (742)          (504)
   Net increase in loans and loans held for sale ............................        (8,650)        (9,648)
   Proceeds from sale of loans held for sale ................................         1,457          1,742
   Purchase of investment securities ........................................        (1,083)          (533)
   Proceeds from maturities, payments and calls of investment securities ....         4,921          2,644
   Purchase of securities available for sale ................................       (49,238)      (138,102)
   Proceeds from sales and calls of securities available for sale ...........        17,551        141,917
                                                                                  ---------      ---------

Net cash flows used in investment activities ................................       (35,784)        (2,484)
                                                                                  ---------      ---------
Cash flows from (used in) financing activities:
   Net  increase in deposits before interest credited .......................        15,146          1,009
   Interest credited to deposits ............................................         5,638          4,889
   Increase in securities sold under agreements to repurchase ...............            55            167
   Proceeds from FHLB advances ..............................................        13,599          6,275
   Repayments of FHLB advances ..............................................        (2,908)       (12,037)
   Decrease in advance payments by borrowers for taxes and insurance ........        (1,128)        (1,049)
   Net increase in other borrowings .........................................           134            247
   Cash dividends on common stock ...........................................          (526)          (626)
   Repayments of principal on ESOP debt .....................................           (98)           (92)
   Common stock issued ......................................................           244            301
   Payment for fractional shares ............................................           (15)            (7)
   Stock options exercised ..................................................            32             32
   Reduction of common stock acquired by ESOP ...............................            98             92
   Common stock repurchased .................................................          --             (266)
                                                                                  ---------      ---------
Net cash flows from  (used in) financing activities .........................        30,271         (1,065)
                                                                                  ---------      ---------
Net decrease in cash and cash equivalents ...................................        (3,557)           (75)

                                CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in Thousands)
                                                (continued)

                                                                               Six Months Ended December 31,
                                                                               -----------------------------
                                                                                    1998           1997
                                                                                  ---------      ---------
Cash and cash equivalents:
   Beginning of period ......................................................        15,905         10,550
                                                                                  =========      =========
   End of period ............................................................     $  12,348      $  10,475
                                                                                  =========      =========

Supplemental disclosures:
   Cash payments during the year for:
      Taxes .................................................................     $     936      $     850
      Interest
                                                                                  $   7,557      $   6,572


Non-cash items:
   Net unrealized gain on investment securities available for sale ..........     $      31      $     482
   Tax effect on unrealized gain  on investment securities available for sale     $      12      $     187

See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Chester Valley Bancorp Inc. (the "Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in 1989. The Company is subject to the regulations of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities. The business of the Company and its subsidiaries consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail deposit and loan products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to extensive competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and small corporate accounts.


Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and PCIS. The accounts of the Bank include its wholly-owned subsidiary, D & S Service Corp., which owns D & FProjects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries thereof. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current period's presentation.

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

The results of operations for the three- and six-month periods ended December 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity generally of three months or less.

Securities

The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. At the time of purchase, the Company makes a determination on whether or not it will hold the investments to maturity, based upon an evaluation of the probability of the occurrence of future events. Securities in the held to maturity category are accounted for at amortized cost adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. Trading securities are accounted for at quoted market prices with changes in market values thereof being recorded as gain or loss in the income statement. All other securities, including investment securities which the Company believes may be involved in interest rate risk, liquidity, or other asset-liability management decisions which might reasonably result in such securities not being held until maturity, are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. If investment securities are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period in which the sale occurs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses at December 31, 1998 is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the three- and six-month periods ended December 31, 1998, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.


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

Uncollected interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income on such loans is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt.

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earnings per Share," which was required to be adopted in both interim and annual financial statements for periods ending after December 15, 1997. Accordingly, the Company has changed its methodology for computing earnings per share and restated all prior period amounts. SFAS 128 replaced "primary" and "fully" diluted earnings per share with "basic" and "diluted" earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividend paid in September 1998 and the three-for-two stock split effected in the form of a dividend in December 1998.

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended              Six Months Ended
                                             December 31,                    December 31,
                                      ---------------------------     -------------------------
                                                        (Dollars in Thousands)

                                          1998            1997          1998            1997
                                      ------------     ----------     ----------     ----------

Numerator:
   Net income ...................     $      1,168     $      909     $    2,267     $    1,913
                                      ============     ==========     ==========     ==========

Denominator:
   Denominator for basic earnings
  per share-weighted average
   shares .......................        3,675,352      3,617,226      3,671,156      3,616,165

Effect of dilutive securities:
   Stock options ................           40,774         53,812         41,875         48,637
                                      ------------     ----------     ----------     ----------


Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise .....................        3,716,126      3,617,038      3,713,031      3,664,802
                                      ============     ==========     ==========     ==========

Basic earnings per share ........     $        .32     $     0.25     $      .62     $      .53
                                      ============     ==========     ==========     ==========

Diluted earnings per share ......     $        .31     $     0.25     $      .61     $      .52
                                      ============     ==========     ==========     ==========

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                 At December 31,      At June 30,
                                                      1998                1998
                                                   ---------          ---------
                                                       (Dollars in Thousands)
First mortgage loans:
   Residential ...........................         $ 154,984          $ 155,628
   Construction-residential ..............            12,973             13,502
   Land acquisition and
      development ........................             5,835              6,529
   Commercial ............................            45,028             41,002
   Construction-commercial ...............            12,909             10,614
Commercial business ......................            15,244             11,437
Consumer .................................            51,568             51,829
                                                   ---------          ---------

Total loans ..............................           298,541            290,541
                                                   ---------          ---------

Less:
   Undisbursed loan proceeds:
      Construction-residential ...........            (7,079)            (7,915)
      Construction-commercial ............            (4,701)            (4,464)
   Deferred loan fees - net ..............            (1,567)            (1,620)
   Allowance for loan losses .............            (3,432)            (3,414)
                                                   ---------          ---------

Net loans ................................         $ 281,762          $ 273,128
                                                   =========          =========

NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $7.15 million as of December 31, 1998, of which $2.22 million was for variable-rate loans. The balance of the commitments represents $4.93 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.75% and 9.50%. At December 31, 1998, the Company had $11.78 million of undisbursed construction loan funds as well as $15.44 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 1998 and June 30, 1998 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since December 31, 1998 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                           Required            To Be Well Capitalized
                                                                         For Capital           Under Prompt Corrective
                                               Actual                  Adequacy Porposes         Action Provisions
                                         --------------------        --------------------      -----------------------
                                         Amount         Ratio         Amount        Ratio        Amount       Ratio
As of December 31,  1998:

   Total Capital
     (to Risk Weighted Assets)           $32,705        13.62%        $16,243        8.00%      $24,016       10.00%

   Tier 1 Capital
     (to Risk Weighted Assets)           $29,698        12.37%        $ 9,606        4.00%      $14,409        6.00%

   Tier 1 Capital
     (to Average Assets)                 $29,698         7.31%        $16,243        4.00%      $20,304        5.00%

As  of June 30, 1998:

   Total Capital
     (to Risk Weighted Assets)           $31,328        14.18%       $ 17,678        8.00%      $22,098       10.00%

   Tier 1 Capital
    (to Risk Weighted Assets)            $28,560        12.92%       $  8,839        4.00%      $13,259        6.00%

   Tier 1 Capital
     (to Average  Assets)                $28,560         7.64%        $14,945        4.00%      $18,682        5.00%

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

                               FINANCIAL CONDITION

The Company's total assets increased to $410.49 million at December 31, 1998, from $377.01 million at June 30, 1998, principally due to a $25.87 million aggregate increase in trading account securities, investment securities available for sale and investment securities to $100.12 million from $74.25 million at June 30, 1998. Such increases were funded in large part by increases in deposits and Federal Home Loan Bank ("FHLB") advances from $298.19 million and $40.94 million at June 30, 1998, to $318.98 million and $51.63 million at December 31, 1998, respectively.

Stockholders' equity increased to $33.97 million at December 31, 1998 from $31.85 million at June 30, 1998, as a result of net income of $2.27 million, the recognition of an increase in net unrealized gains on securities available for sale, net of taxes, of $19,000, the sale of $243,900 of common stock in connection with the Company's dividend reinvestment plan, $32,800 received as a result of the exercise of stock options, and the reduction in the principal balance of the ESOP debt by $98,000. The increase in stockholders' equity was partially offset by the payment during the period of cash dividends totaling $525,700.
                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 12.1% to $3.52 million for the three-month period ended December 31, 1998, and 9.2% to $6.86 million for the six-month period ended December 31, 1998, compared to $3.14 million and $6.28 million, respectively, for the same periods in 1997. Total interest income, on a fully tax equivalent basis, increased to $7.30 million and $14.41 million for the three- and six-month periods ended December 31, 1998, from $6.49 million and $12.90 million for the same periods in 1997, primarily as a result of the effect of an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $376.83 million and $373.09 million for the three- and six-month periods ended December 31, 1998, respectively, from $314.11 million and $313.93 million, respectively, for the same periods in 1997. Partially offsetting the effect on interest income of the increases in the average balances was the 51 basis-point and 50 basis-point decreases in the yield to 7.75% and 7.72% on interest-earning assets for the three- and six-month periods ended December 31, 1998, respectively, as the result of declining general market rates of interest.

Total interest expense increased to $3.78 million and $7.55 million from $3.35 million and $6.62 million for the respective three- and six-month periods in 1998 and 1997, largely as the result of the increase in the average balance of interest-bearing liabilities to $325.04 million and $320.25 million for the three- and six-month periods ended December 31, 1998, respectively, as compared to $269.88 million and $270.07 million for the same periods in 1997. Partially offsetting the increase in interest expense was a decrease in the average rate paid on such liabilities to 4.65% and 4.72% for the three- and six-month periods ended December 31, 1998, respectively, from 4.97% and 4.90% for the same periods in 1997, as the result primarily of declining general market rates of interest and management's continued efforts to focus its growth in the areas of low-costing or no-cost deposits.

The tax equivalent interest rate spread decreased to 3.00% from 3.32%, and the average tax equivalent net yield on interest-earning assets decreased to 3.68% from 4.00% for the six-month periods ended December 31, 1998 and 1997, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $45,000 and $90,000 for loan losses during the three- and six-month periods ended December 31, 1998, respectively as compared to $120,000 and $240,000, respectively, for the same periods in 1997. These provisions have been added to the Company's allowance for loan losses due to current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At December 31, 1998, the allowance for loan losses totaled $3.43 million or 1.22% of net loans (before allowance), compared to $3.41 million or 1.23% of net loans and $3.08 million or 1.15% of net loans at June 30, 1998, and December 31, 1997, respectively. As a percentage of non-performing assets, the allowance for loan losses was 237% at December 31, 1998, compared to 274% at June 30, 1998, and further compared to 386% at December 31, 1997.

Other Income

Total other income increased to $1.39 million and $2.77 million during the three- and six-month periods ended December 31, 1998 respectively, as compared to $1.00 million and $2.12 million during the same periods in 1997. Investment services income increased 23.9% and 16.3% during the three- and six-month periods ended December 31, 1998, respectively compared to the same periods in 1997 as the result of PCIS' increased commission income due to an increase in trading activity and an increase in money market fund fees due to an increase in customer balances. In addition, PCIS' advisory fee income increased due to the strategic plan of PCIS to focus on advisory services as it provides a more stable revenue stream for PCIS and stabilizes expenses for the customer. Investment services income also increased as the result of the opening of the Bank's Investment Services and Trust Division in the second quarter of fiscal 1998. The Trust Division offers both individual and corporate clients an array of money management, trust and investment services including portfolio management, estate and retirement planning, and self directed individual retirement accounts. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to increased usage and also an increased number of cardholders, contributed to the increase of $88,000 and $146,000 in service charges and fees during the three- and six-month periods ended December 31, 1998. The Company recognized gains on trading account securities and sales of assets available for sale of $225,000 and $458,000, respectively, during the three- and six-month periods ended December 31, 1998 compared to $83,000 and $171,000 during the same periods in 1997.

Operating Expenses

Total operating expenses increased $369,000 or 13.9% and $684,000 or 12.8% to $3.03 million and $6.02 million, respectively, for the three- and six-month periods ended December 31, 1998 as compared to the same time periods in 1997. The increase in operating expenses for the three- and six-month periods in fiscal 1999 was due to (i) normal salary increases combined with benefits expense; (ii) the increased number of staff associated with the addition of the Bank's Investment Services and Trust Division combined with the expansion of the Bank's Commercial Loan Department; (iii) an increase in occupancy and equipment expenses related to renovations required to provide accommodations for the Bank's new Trust Division; and (iv) an increase in occupancy and equipment expenses related to the Company's conversion of its data service processing system and its computer hardware and software upgrades as the result of the Company's technology strategic plan and the Year 2000 issues (see " Year 2000 Issues" herein).

Income Tax Expense

Income tax expense was $535,000 and $1.01 million for the three- and six-month periods ended December 31, 1998, respectively, as compared to $337,000 and $697,000 for the same periods in 1997, reflecting the increased profitability of the Company in the 1998 periods. The increase in income tax expense for the three- and six-month periods ended December 31, 1998 was also due to the fact that for periods ending prior to May 29, 1998, no provision has been made for income taxes for PCIS since PCIS had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and similar state provisions (which treat S Corporations in a manner similar to partnerships). Under these provisions, PCIS does not pay income taxes on its taxable income. Instead the former stockholders of PCIS are liable for individual income taxes based on their respective shares of PCIS's taxable income. As a result of all of PCIS's stock being purchased by the Company on May 29, 1998, PCIS is no longer eligible to be taxed under the provisions of Subchapter S of the Internal Revenue Code.

                                  ASSET QUALITY

Non-performing  assets are  comprised of  non-accrual  loans and REO and totaled
$1.45 million and $1.25 million at December 31, 1998 and June 30, 1998 respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At December 31, 1998, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .35% at December 31, 1998, compared to .33% at June 30, 1998, and .25% at December 31, 1997. Non-performing loans, which totaled $1.45 million at December 31, 1998. consisted of 12 single-family residential mortgage loans aggregating $1.08 million, two commercial mortgage loans aggregating $135,000 and non-performing consumer and commercial business loans totaling $227,000.

At December 31, 1998, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.82 million compared to $1.47 million at June 30, 1998, and further compared to $1.38 million at December 31, 1997. Included in assets classified substandard at December 31, 1998 and 1997, and at June 30, 1998, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt.


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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At December 31, 1998, the Company had $7.15 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $11.78 million and $15.44 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On November 18, 1998, the Board of Directors declared a three-for-two stock split and a quarterly cash dividend of $.11 per share, both of which were paid on December 18, 1998, to stockholders of record as of December 4, 1998.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended December 31, 1998 was 23.92%.


                                YEAR 2000 ISSUES


In order to be ready for the year 2000 (the "Year 2000 Issue"), the Company has developed a Year 2000 Action Plan (the "Action Plan") which was presented and approved by the Company's Board of Directors in December 1998. The Action Plan was developed using both the guidelines outlined in the Federal Financial Institutions Examination Council's ("FFIEC") "The Effect of 2000 on Computer Systems" as well as guidance provided by the Securities and Exchange Commission (the "SEC"). The Company's Board of Directors assigned responsibility for the Action Plan to the Year 2000 Project Team chaired by the Company's President and Chief Operating Officer who reports to the Board of Directors with respect to the status of the implementation of the Action Plan on a monthly basis. The Action Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be significantly affected by the Year 2000 Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services ( i.e., securities transactional and safekeeping services, securities pricing information, etc.). The Year 2000 Project Team is currently working with these third party vendors to assess their Year 2000 readiness and will perform Year 2000 testing as required. Based on an ongoing assessment, management presently believes that with planned modifications to existing software and hardware and recent and planned conversions to new software and hardware, including a conversion by the Bank to a new core data processing system in October 1998, the Company's third party vendors are taking the appropriate steps to ensure critical systems will function properly.

The Bank has identified five mission critical systems (without which the Bank cannot operate) and critical (necessary applications but the Company can function for a moderate amount of time without such applications being Year 2000 compliant) applications operated or supported by third party vendors. These five mission critical systems include: 1) the core data service processing system for deposit, loan and general ledger account processing; 2) the Electronic Network which drives the Bank's ATMs and telephone voice response units, as well as processes its ATM cards and debit cards; 3) the equipment and software that processes the Bank's item processing and check inclearing; 4) the Wide Area Network ("WAN") which facilitates electronic communications between the Bank's branches and its core processor; and 5) the software that processes the backroom statement operations for the Bank's Trust Department. Of such mission critical systems and critical applications, the Company has been informed by its vendors that a substantial majority have certified that they are either Year 2000 compliant or that they will be compliant and are in the process of revising and testing their systems for Year 2000 compliance. The most critical system for the Bank is its core data processing service which is provided by a third party vendor (DPS Provider"). The DPS Provider services over 1,000 banks nationally. In May 1998, the Bank entered into an agreement with the DPS Provider whereby the DPS Provider warranted certain conditions regarding Year 2000 compliance. The DPS Provider has informed the Bank that it completed the majority of its testing of its systems. The Bank has received and will continue to receive and review carefully the results of the DPS Provider testing. Phase I and Phase II of testing of the DPS Provider system was completed in July 1998 and December 1998, respectively, with substantially all such systems evidencing Year 2000 compliance.

Substantially all of the Company's vendors of its mission critical systems and critical applications have provided written assurances that their products and services will be Year 2000 compliant. The Company currently expects the majority of its mission critical modifications and conversions and related testing of such systems to be completed by March 31, 1999 with any remaining ones being completed by June 30, 1999.

The Year 2000 issues also affect certain of the Bank's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of September 30, 1998, Bank personnel had contacted all commercial credit customers regarding the customers' awareness of the Year 2000 Issue. At that time the Bank adopted the FFIEC Millennium Risk Evaluation
Package ("FFIEC Package") as the standard for evaluating the Bank risk in relation to Year 2000 issues. From the customer responses, the Bank identified 42 potential risk customers whose operations were considered to be heavy users of computer based systems or considered a risk either by virtue of their business complexity or the complexity of their borrowings. The officer of record was given the responsibility of determining the risk level that each client posed using the FFIEC Package. The risk level was considered to be low on all but three of these clients and these three were considered to be medium. Those identified to be anything but low risk will be monitored quarterly by the officer of record. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. The respondents stated that they were, at the very least, sufficiently compliant to avoid disruption of the cash flow stream to service debt. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate or business assets which inherently minimizes the Bank's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

PCIS, pursuant to Section 240.17a-5(e)(5)(iii) of the Securities Exchange Act of 1934, filed Part I and Part II of Form BD-Y2K with the SEC which applies to brokers with minimum net capital of $100,000 or more. Part I and Part II of Form BD-Y2K was filed in August 1998 and included PCIS's Year 2000 Action Plan, including contingency planning and timeline. Part I and Part II of Form BD-Y2K are also required to be filed with the SEC by April 30, 1999 and will include an update for PCIS's Year 2000 planning as of March 15, 1999. PCIS has identified three mission critical systems within its operations. These three mission critical system include: 1) clearing brokerage service, client account statement production and client account maintenance; 2) investment market services including stock and bond quote information as well as newswire informational service; and 3) the internal personal computer Local Area Network ("LAN") system. The two vendors which provide the clearing brokerage services and the investment market services have upgraded to Year 2000 compliant software which PCIS will install during the first quarter of calendar 1999. The contracts signed with both vendors include Year 2000 compliance assurances. Industry related testing has begun, and PCIS testing will begin once installation is completed. The LAN networks are also being replaced with software that is assured to be Year 2000 compliant. Virtually all the personal computer equipment will be replaced as a result of the new specification requirements dictated by the clearing brokerage and investment market service vendors, and will be Year 2000 compliant certified. PCIS is a member of the National Association of Securities Dealers, Inc. (the "NASD") and as such is required to report to the NASD on a regular basis. This reporting process is done electronically through software that the NASD provides. PCIS has been informed by the NASD that the software is Year 2000 compliant.

While the Company has received assurances from such vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Company's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendors' products and/or services are not Year 2000 compliant, the Company's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. There can be no assurance that potential systems interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

The Company's Year 2000 Action Plan included its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed for a substantial majority of its mission critical hardware and software applications as of December 31, 1998, with the remainder to be completed by March 31, 1999. The Year 2000 Project Team is reviewing substantially all mission critical test plans and contingency plans to ensure the reasonableness of the plans. The Company has completed contingency plans for its identified mission critical and critical applications. The Company's contingency plans also includes plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans may include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate.

The costs of modifications to the existing software is being primarily absorbed by the third party vendors. However, the Company recognizes that the need exists to purchase new hardware and software. Based upon current estimates, the Company has identified approximately $635,000 in total costs, including hardware, software, and other items, expected to be or already incurred in order to complete the Year 2000 project. The Company anticipates spending substantially all of this amount during the fiscal year ended June 30, 1999. Expenditures for software are typically depreciated over three years while expenditures for hardware are typically depreciated over five years. Of the estimated $635,000 in total Year 2000 expenditures, $585,000 is associated with the replacement of systems that were not Year 2000 compliant, but would have been replaced anyway as a result of the Company's aggressive Strategic Technology Plan which is designed to maintain competitiveness within the industry and to increase the efficiency of the Company's operations. The remaining $50,000 will be spent on costs directly related to the Year 2000 issue, including promotional material for consumer and employee awareness and replacement of non-compliant Year 2000 software and hardware.

                        RECENT ACCOUNTING ANNOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". According to the statement, all items of "comprehensive income" are to be reported in a "financial statement that is displayed with the same prominence as other financial statements". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on securities available-for-sale, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Accordingly all disclosures within this report are in compliance with SFAS No. 130.

In June 1997, the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement, which supersedes SFAS No. 14, requires public companies to report financial and descriptive information about their reportable operating segments on both an annual and interim basis. SFAS No. 131 mandates disclosure of a measure of segment profit/loss, certain revenue and expense items and segment assets. In addition, the statement requires reporting information on the entity's products and services, countries in which the entity earns revenues and holds assets, and major customers. This statement requires changes in disclosures only and would not affect the financial condition, equity or operating results of the Company. This statement is effective for fiscal years beginning after December 15, 1997. The disclosures are not required for interim financial statements in the initial year of its application.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. This statement simply requires changes in disclosures and does not affect the financial condition, equity or operating results of the Corporation. This statement is effective for fiscal years beginning after December 15, 1997. No additional disclosures were required by the Company.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of certain foreign currency exposures. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet decided whether to adopt the statement early or determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investments securities, on the Company's operations, financial condition or equity.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify any retained mortgage-backed securities based on the ability and intent to sell or hold those investments, except that a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This statement is effective for the first fiscal quarter beginning after January 30, 1999 with earlier adoption permitted. This statement provides a one-time opportunity for an enterprise to reclassify, based on the ability and intent on the date of adoption of this statement, mortgage-backed securities and other beneficial interests retained after securitization of mortgage loans held for sale from the trading category, except for those with commitments in place. The Company has not yet determined the impact, if any, of this statement, including, if applicable, its provisions for the potential reclassifications of certain investment securities, on operations, financial condition or equity.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that 52% of its money market and NOW accounts are sensitive to interest rate changes and that 7% of its savings deposits are sensitive to interest rate changes. Accordingly, these interest sensitive portions of such liabilities are classified in the less than one year categories with the remainder placed in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest sensitivity position throughout the year. For a discussion of the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Market Risk" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. There has been no material change in the Company's market value of portfolio equity since June 30, 1998.

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At December 31, 1998, the Company serviced $20.65 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

                                  Interest Rate Sensitivity Analysis at December 31, 1998
                                                   (Dollars in thousands)

                                                                           More Than         More Than          More Than
                                                                         Three Months        Six Months         One Year
                                                       Three Months        Through             Through           Through
                                                         or Less          Six Months           One Year        Three Years
                                                       ---------          ---------          ---------          ---------
INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2) ........................        $  26,042          $  19,199          $  37,258          $  71,166
        Commercial .............................            9,078                749              2,649              2,232
        Consumer ...............................            7,745              1,901              3,720             13,126
   Securities and interest-bearing deposits ....           54,081              1,999              7,185              5,689
                                                        ---------          ---------          ---------          ---------

   Total interest-earning assets ...............        $  96,946          $  23,848          $  50,812          $  92,213
                                                        ---------          ---------          ---------          ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts ............................        $     501          $     501          $     998               --
   NOW accounts ................................              450                450                900               --
   Money market accounts .......................           34,888               --                 --                 --
   Certificate accounts ........................           61,421             26,130             40,838             41,545
   Securities sold under agreements to
      repurchase ...............................              199               --                 --                 --
   Borrowings ..................................            3,619              1,233                634              9,940
                                                        ---------          ---------          ---------          ---------
   Total interest-bearing liabilities ..........        $ 101,078          $  28,314          $  43,370          $  51,485
                                                        ---------          ---------          ---------          ---------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities .............        ($  4,132)         ($  8,598)         ($  1,156)         $  39,572
                                                        =========          =========          =========          =========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities             95.9%              93.4%              99.3%             117.6%
                                                        =========          =========          =========          =========
Cumulative difference as a percentage of
   total assets ................................             (1.0%)             (2.1%)             (0.3%)              9.6%
                                                        =========          =========          =========          =========

                                  Interest Rate Sensitivity Analysis at December 31, 1998
                                                   (Dollars in thousands)
                                                        (continued)


                                                        More Than
                                                       Three Years
                                                         Through          More Than
                                                        Five Years       Five Years          Total
                                                        ---------         ---------         ---------
INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2) ........................        $  34,050         $  32,234         $ 219,949
        Commercial .............................              484                52            15,244
        Consumer ...............................            8,866            16,210            51,568
   Securities and interest-bearing deposits ....           16,592            21,843           107,389
                                                        ---------         ---------         ---------

   Total interest-earning assets ...............        $  59,992         $  70,339         $ 394,150
                                                        ---------         ---------         ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts ............................             --           $  25,737         $  27,737
   NOW accounts ................................             --              33,675            35,475
   Money market accounts .......................             --                --              34,888
   Certificate accounts ........................            6,626            12,807           189,367
   Securities sold under agreements to
      repurchase ...............................             --                --                 199
   Borrowings ..................................           13,103            23,989            52,518
                                                        ---------         ---------         ---------
   Total interest-bearing liabilities ..........        $  19,729         $  96,208         $ 340,184
                                                        ---------         ---------         ---------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities .............        $  79,835         $  53,966         $  53,966
                                                        =========         =========         =========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities            132.7%            115.9%            115.9%
                                                        =========         =========         =========
Cumulative difference as a percentage of
   total assets ................................             19.4%             13.1%             13.1%
                                                        =========         =========         =========


(1) Net of undisbursed loan proceeds related to commercial and residential construction loans. (2) Includes commercial mortgage loans.

Part II.          Other Information

                  Item 1.  Legal Proceedings

                           None

                  Item 2.  Changes in Securities and Use of Proceeds

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


                                           Chester Valley Bancorp Inc.


Date         2-11-99                       /s/Ellen Ann Roberts
                                           --------------------
                                           Ellen Ann Roberts
                                           Chairman and Chief Executive Officer


Date         2-11-99                       /s/Christine N. Dullinger
                                           -------------------------
                                           Christine N. Dullinger
                                           Treasurer and Chief Financial Officer