Form 10-Q
period 1999-03-31
CHESTER VALLEY BANCORP INC
filed 1999-05-14
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1999

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
     __________

                          Commission File No.: 0-18833

                           Chester Valley Bancorp Inc.
           ------------------------------------------------------
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

Transitional Small Business Disclosure Format. YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock ($1.00 par value)                     3,699,087
     ------------------------------                     ---------
        (Title of Each Class)                 (Number of Shares Outstanding
                                                   as of May 1, 1999)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page
                                                                       Number
PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           March 31, 1999 and June 30, 1998 (Unaudited)                   3

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 1999 and 1998 (Unaudited)         4

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Nine Months Ended March 31, 1999 and 1998 (Unaudited)          5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended March 31, 1999 and 1998 (Unaudited)          6

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS          7-14


Item 2 .MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          15-25


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                       26-28

PART 2.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                               29

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       29

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                 29

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             29

Item 5.  OTHER INFORMATION                                               29

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                29

SIGNATURES                                                               30

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                                    March 31,             June 30,
                                                                                      1999                  1998
                                                                                ------------------     ---------------
ASSETS:
Cash in banks                                                                     $         6,646         $     4,044
Interest-bearing deposits                                                                   7,993              11,861
Trading account securities                                                                 16,316              20,352
Securities available for sale                                                              88,082              38,303
Securities held to maturity (market value - March 31,
      $8,652; June 30, $15,672)                                                             8,641              15,600
Loans receivable, less allowance for
      loan losses of $3,403 and $3,414                                                    284,709             273,128
Loans held for sale                                                                            --               1,101
Accrued interest receivable                                                                 2,706               2,486
Property and equipment - net                                                                8,271               7,094
Other assets                                                                                4,702               3,043
                                                                                ------------------     ---------------
     Total Assets                                                                   $     428,066          $  377,012
                                                                                ==================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                           $      333,727          $  298,191
Securities sold under agreements to repurchase                                                 40                 144
Advance payments by borrowers for taxes and insurance                                       2,248               2,963
Employee Stock Ownership Plan ("ESOP") debt                                                    --                 147
Federal Home Loan Bank advances                                                            51,610              40,936
Other borrowings                                                                              525                 708
Accrued interest payable                                                                    1,144                 969
Other liabilities                                                                           4,086               1,105
                                                                                ------------------     ---------------
     Total Liabilities                                                                    393,380             345,163
                                                                                ------------------     ---------------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                                  --                  --
Common stock - $1.00 par value; 10,000,000 shares authorized;
     3,697,245  and 3,664,914 shares issued at March 31
     and June 30, respectively                                                              3,697               3,665
Additional paid-in capital                                                                 17,736              17,288
Common stock acquired by ESOP                                                                  --               (147)
Retained earnings - partially restricted                                                   13,200              10,751
Accumulated other comprehensive income                                                         53                 292
                                                                                ------------------     ---------------
     Total Stockholders' Equity                                                            34,686              31,849
                                                                                ------------------     ---------------

     Total Liabilities and Stockholders' Equity                                      $    428,066          $  377,012
                                                                                ==================     ===============

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                      1999                 1998
                                                                                -----------------     ----------------
INTEREST INCOME:
  Loans                                                                           $        5,656       $        5,557
  Investment securities and interest-bearing deposits                                      1,698                  847
                                                                                -----------------    -----------------
     Total interest income                                                                 7,354                6,404
                                                                                -----------------     ----------------
INTEREST EXPENSE:
  Deposits                                                                                 3,140                2,794
  Securities sold under agreements to repurchase                                               2                    3
  Short-term borrowings                                                                      263                  192
  Long-term borrowings                                                                       504                  289
                                                                                -----------------     ----------------
     Total interest expense                                                                3,909                3,278
                                                                                -----------------     ----------------
NET INTEREST INCOME                                                                        3,445                3,126
  Provision for loan losses                                                                   45                  201
                                                                                -----------------     ----------------
      Net interest income after provision for loan losses                                  3,400                2,925
                                                                                -----------------     ----------------
OTHER INCOME:
  Investment services income, net                                                            871                  782
  Service charges and fees                                                                   370                  266
  Gain (loss) on trading account securities                                                (133)                    1
  Gain on sale of assets available for sale                                                   20                  240
  Other                                                                                       42                   51
                                                                                -----------------     ----------------
     Total other income                                                                    1,170                1,340
(continued)                                                                     -----------------     ----------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                      1999                 1998
                                                                                -----------------     ----------------
OPERATING EXPENSES:
  Salaries and employee benefits                                                           1,790                1,536
  Occupancy and equipment                                                                    541                  472
  Data processing                                                                            195                  195
  Deposit insurance premiums                                                                  44                   41
  Other                                                                                      693                  617
                                                                                -----------------     ----------------
     Total operating expenses                                                              3,263                2,861
                                                                                -----------------     ----------------
  Income before income taxes                                                               1,307                1,404
  Income tax expense                                                                         288                  346
                                                                                -----------------     ----------------
NET INCOME                                                                        $        1,019       $        1,058
                                                                                =================     ================
EARNINGS PER SHARE (1):
  Basic                                                                          $          0.28      $          0.29
                                                                                =================     ================
  Diluted                                                                        $          0.27      $          0.29
                                                                                =================     ================
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                       $          0.08      $          0.07
                                                                                =================     ================
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic                                                                                3,687,572            3,641,248
                                                                                =================     ================
  Diluted                                                                              3,725,221            3,695,369
                                                                                =================     ================
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Net income                                                                     $        1,019        $       1,058
   Net unrealized holding gains  (losses) on securities
      available for sale during the period                                                 (245)                  161
   Less reclassification adjustment
      for gains included in net income                                                        12                  142
                                                                                =================     ================
COMPREHENSIVE INCOME                                                              $          762        $       1,077
                                                                                =================     ================

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

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                       Nine Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                    1999                1998
                                                                 -----------         ----------
INTEREST INCOME:
  Loans                                                          $    17,083         $   16,628
  Investment securities and interest-bearing deposits                  4,433              2,463
                                                                 -----------         ----------
     Total interest income                                            21,516             19,091
                                                                 -----------         ----------
INTEREST EXPENSE:
  Deposits                                                             9,281              8,518
  Securities sold under agreements to repurchase                           9                  6
  Short-term borrowings                                                  721                740
  Long-term borrowings                                                 1,452                636
                                                                 -----------         ----------
     Total interest expense                                           11,463              9,900
                                                                 -----------         ----------
NET INTEREST INCOME                                                   10,053              9,191
  Provision for loan losses                                              135                441
                                                                 -----------         ----------
      Net interest income after provision for loan losses              9,918              8,750
                                                                 -----------         ----------
OTHER INCOME:
  Investment services income, net                                      2,359              2,061
  Service charges and fees                                             1,099                849
  Gain on trading account securities                                     247                  6
  Gain on sale of assets available for sale                               98                406
  Other                                                                  140                136
                                                                 -----------         ----------
     Total other income                                                3,943              3,458
                                                                 -----------         ----------
OPERATING EXPENSES:
  Salaries and employee benefits                                       5,082              4,358
  Occupancy and equipment                                              1,540              1,378
  Data processing                                                        580                538
  Deposit insurance premiums                                             129                120
  Other                                                                1,949              1,800
                                                                 -----------         ----------
     Total operating expenses                                          9,280              8,194
                                                                 -----------         ----------
  Income before income taxes                                           4,581              4,014
  Income tax expense                                                   1,295              1,043
                                                                 -----------         ----------
NET INCOME                                                       $     3,286         $    2,971
                                                                 ===========         ==========
(continued)


                                                                       Nine Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                    1999                1998
                                                                 -----------         ----------
EARNINGS PER SHARE (1):
  Basic                                                          $      0.89         $     0.82
                                                                 ===========         ==========
  Diluted                                                        $      0.88         $     0.81
                                                                 ===========         ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                       $      0.22         $     0.21
                                                                 ===========         ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic                                                            3,676,548          3,624,404
                                                                 ===========         ==========
  Diluted                                                          3,717,015          3,674,870
                                                                 ===========         ==========
OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Net income                                                    $     3,286         $    2,971
   Net unrealized holding gains (losses) on securities
      available for sale during the period                              (191)               558
   Less reclassification adjustment
      for gains included in net income                                    48                243
                                                                 -----------         ----------
COMPREHENSIVE INCOME                                             $     3,047         $    3,286
                                                                 ===========         ==========

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

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                    Nine Months Ended March 31,
                                                                                    --------------------------
                                                                                      1999             1998
                                                                                    --------         ---------
Cash flows from operating activities:
Net income
Add (deduct) items not affecting cash flows from operating activities:                $  3,286         $   2,971
   Depreciation
   Provision for loan losses                                                               638               516
   Gain on trading account securities                                                      135               441
   Gain on sale of loans  held for sale                                                   (247)               (6)
   Gain on sale of securities available for sale                                           (20)               (9)
   Amortization of deferred loan fees, discounts and premiums                              (78)             (397)
   Decrease (increase) in trading account securities                                      (657)             (422)
   Decrease (increase) in accrued interest receivable                                    4,283               (42)
   Increase in other assets                                                               (220)               48
   Increase (decrease) in other liabilities                                             (1,659)             (275)
   Increase in accrued interest payable                                                  2,981               (91)
                                                                                           175               144
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                                 8,617             2,878
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
   Capital expenditures                                                                 (1,815)           (2,043)
   Net increase in loans and loans held for sale                                       (11,317)          (11,585)
   Proceeds from sale of loans held for sale                                             1,457             4,099
   Purchase of securities held to maturity                                              (1,198)             (533)
   Proceeds from maturities, payments and calls of securities held to maturity           8,154             4,431
   Purchase of securities available for sale                                           (75,596)         (243,340)
   Proceeds from sales and calls of securities available for sale                       25,581           230,263
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                           (54,734)          (18,708)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
   Net  increase in deposits before interest credited                                   27,293            10,335
   Interest credited to deposits                                                         8,243             7,285
   Increase (decrease) in securities sold under agreements to repurchase                  (104)              185
   Proceeds from FHLB advances                                                          13,599            21,275
   Repayments of FHLB advances                                                          (2,925)          (20,806)
   Decrease in advance payments by borrowers for taxes and insurance                      (715)             (732)
   Net increase (decrease) in other borrowings                                            (183)              101
   Cash dividends on common stock                                                         (822)             (893)
   Repayments of principal on ESOP debt                                                   (147)             (138)
   Common stock issued                                                                     392               436
   Payment for fractional shares                                                           (15)               (7)
   Stock options exercised                                                                  88               268
   Reduction of common stock acquired by ESOP                                              147               138
   Common stock repurchased                                                               --                (275)
------------------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                                44,851            17,172
------------------------------------------------------------------------------------------------------------------------------------
(continued)

                                                                                    Nine Months Ended March 31,
                                                                                    --------------------------
                                                                                      1999             1998
                                                                                    --------         ---------

Net increase (decrease) in cash and cash equivalents                                    (1,266)            1,342
Cash and cash equivalents:
   Beginning of period                                                                  15,905            10,550
                                                                                      --------         ---------
    End of period                                                                     $ 14,639         $  11,892
                                                                                      ========         =========
Supplemental disclosures:
   Cash payments during the year for:
      Taxes                                                                           $  1,347         $   1,081
      Interest                                                                        $ 11,288         $   9,756
Non-cash items:
   Net unrealized gain (loss) on securities available for sale                        $   (389)        $     513
   Tax effect of unrealized gain (loss)  on securities available for sale             $   (150)        $     199

See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Chester Valley Bancorp Inc. (the "Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in 1989. The Company is subject to the regulations of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities. The business of the Company and its subsidiaries primarily consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail deposit and loan products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to extensive competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and small businesses.

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

The results of operations for the three- and nine-month periods ended March 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998.

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity generally of three months or less.

Securities

The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. At the time of purchase, the Company makes a determination on whether or not it will hold the investments to maturity, based upon an evaluation of the probability of the occurrence of certain future events. Securities classified as held to maturity are accounted for at amortized cost adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. Trading securities are accounted for at quoted market prices with changes in market values thereof being recorded as gain or loss in the income statement. All other securities, including investment securities which the Company believes may be involved in interest rate risk, liquidity, or other asset-liability management decisions which might reasonably result in such securities not being held until maturity, are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. If investment securities are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period in which the sale occurs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the allowance for loan losses at March 31, 1999 is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the three- and nine-month periods ended March 31, 1999, the recorded investment in impaired loans was not material. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended                   Nine Months Ended
                                                  March 31,                            March 31,
                                         ----------------------------        ----------------------------
                                                              (Dollars in Thousands)
                                            1999              1998              1999              1998
                                         ----------        ----------        ----------        ----------
Numerator:
   Net income                            $    1,019        $    1,058        $    3,286        $    2,971
                                         ==========        ==========        ==========        ==========

Denominator:
   Denominator for basic earnings
   per share-weighted average
   shares                                 3,687,572         3,641,248         3,676,548         3,624,404

Effect of dilutive securities:
   Stock options                             37,649            54,121            40,467            50,466
                                         ----------        ----------        ----------        ----------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                               3,725,221         3,695,369         3,717,015         3,674,870
                                         ==========        ==========        ==========        ==========

Basic earnings per share                 $      .28        $      .29        $      .89        $      .82
                                         ==========        ==========        ==========        ==========

Diluted earnings per share               $      .27        $      .29        $      .88        $      .81
                                         ==========        ==========        ==========        ==========

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows (loans held for sale are not included):

                                                               At March 31,                      At June 30,
                                                                   1999                             1998
                                                        ---------------------------     ------------------------------
                                                                           (Dollars in Thousands)
             First mortgage loans:
                Residential                                               $157,953                           $155,628
                Construction-residential                                    12,893                             13,502
                Land acquisition and
                   development                                               5,346                              6,529
                Commercial                                                  49,827                             41,002
                Construction-commercial                                      8,134                             10,614
             Commercial business                                            15,718                             11,437
             Consumer                                                       50,563                             51,829
                                                        ---------------------------     ------------------------------

             Total loans                                                   300,434                            290,541
                                                        ---------------------------     ------------------------------

             Less:
                Undisbursed loan proceeds:
                   Construction-residential                                (7,533)                            (7,915)
                   Construction-commercial                                 (3,202)                            (4,464)
                Deferred loan fees - net                                   (1,587)                            (1,620)
                Allowance for loan losses                                  (3,403)                            (3,414)
                                                        ---------------------------     ------------------------------

             Net loans                                                    $284,709                           $273,128
                                                        ===========================     ==============================

NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $3.54 million as of March 31, 1999, of which $945,000 was for variable-rate loans. The balance of the commitments represents $2.60 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.75% and 9.00%. At March 31, 1999, the Company had $10.74 million of undisbursed construction loan funds as well as $16.49 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 1999 and June 30, 1998 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since March 31, 1999 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                                                     To Be Well
                                                                                                    Capitalized
                                                                         Required                   Under Prompt
                                                                        For Capital                  Corrective
                                               Actual                 Adequacy Porposes           Action Provisions
                                      -------------------------    ------------------------     ---------------------
                                        Amount         Ratio         Amount        Ratio        Amount       Ratio
                                        ------         -----         ------        -----        ------       -----
As of March 31,  1999:

   Total Capital
     (to Risk Weighted Assets)           $33,100        13.04%        $20,302        8.00%      $25,378       10.00%

   Tier 1 Capital
     (to Risk Weighted Assets)           $29,925        11.79%        $10,151        4.00%      $15,227        6.00%

   Tier 1 Capital
     (to Average Assets)                 $29,925         7.06%        $16,952        4.00%      $21,190        5.00%

As  of June 30, 1998:

   Total Capital
     (to Risk Weighted Assets)           $31,328        14.18%        $17,678        8.00%      $22,098       10.00%

   Tier 1 Capital
    (to Risk Weighted Assets)            $28,560        12.92%        $ 8,839        4.00%      $13,259        6.00%

   Tier 1 Capital
     (to Average  Assets)                $28,560         7.64%        $14,945        4.00%      $18,682        5.00%

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION

In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used
"forward looking statements" to describe the future plans and strategies including management's expectations of the Company's Year 2000 readiness and future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation, Year 2000 uncertainties and other uncertainties described in the Company's filings with the Securities and Exchange Commission. These factors should be considered in evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

The Company's total assets increased to $428.07 million at March 31, 1999, from $377.01 million at June 30, 1998, principally due to a $38.79 million aggregate increase in trading account securities, investment securities available for sale and investment securities to $113.04 million from $74.25 million at June 30, 1998. Such increases were funded in large part by increases in deposits and Federal Home Loan Bank ("FHLB") advances from $298.19 million and $40.94 million at June 30, 1998, to $333.73 million and $51.61 million at March 31, 1999, respectively.

Stockholders' equity increased to $34.69 million at March 31, 1999 from $31.85 million at June 30, 1998, as a result of net income of $3.29 million, the sale of $392,200 of Common stock in connection with the Company's dividend reinvestment plan, $87,700 received as a result of the exercise of stock options, and the reduction in the principal balance of the ESOP debt by $146,600. The increase in stockholders' equity was partially offset by the payment during the period of cash dividends totaling $836,300 and the recognition of a decrease in net unrealized gains on securities available for sale, net of taxes, of $239,800.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 12.4% to $3.64 million for the three-month period ended March 31, 1999, and 10.3% to $10.50 million for the nine-month period ended March 31, 1999, compared to $3.24 million and $9.52 million, respectively, for the same periods in 1998. Total interest income, on a fully tax equivalent basis, increased to $7.55 million and $21.96 million for the three- and nine-month periods ended March 31, 1999, from $6.52 million and $19.42 million for the same periods in 1998, primarily as a result of the effect of an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $398.35 million and $381.59 million for the three- and nine-month periods ended March 31, 1999, respectively, from $319.99 million and $316.53 million, respectively, for the same periods in 1998. Part of the growth in the average balance of interest-earning assets is the result of the Company's business strategy to expand its commercial lending. The origination of commercial real estate and commercial business loans has resulted in the shortening of the average maturity and an increase in the interest rate sensitivity of the Bank's loan portfolio as well as to generate increased fee income. Partially offsetting the effect on interest income of the increases in the average balances was the 57 basis-point and 51 basis-point decreases in the yield to 7.58% and 7.67% on interest-earning assets for the three- and nine-month periods ended March 31, 1999, respectively, as the result of declining general market rates of interest. Due to the declining interest rate environment and leveling of the yield curve, the Bank has experienced significant refinancing of its adjustable rate portfolio into its fixed rate product at lower interest rates.

Total interest expense increased to $3.91 million and $11.46 million from $3.28 million and $9.90 million for the respective three- and nine-month periods in fiscal 1999 and fiscal 1998, largely as the result of the increase in the average balance of interest-bearing liabilities to $348.49 million and $329.56 million for the three- and nine-month periods ended March 31, 1999, respectively, as compared to $276.19 million and $272.69 million for the same periods in 1998. Partially offsetting the increase in interest expense was a decrease in the average rate paid on such liabilities to 4.49% and 4.64% for the three- and nine-month periods ended March 31, 1999, respectively, from 4.75% and 4.84% for the same periods in 1998, primarily as a result of declining general market rates of interest during the fiscal 1999 periods as well as management's continued efforts to focus its liability growth in the areas of low-cost or no-cost deposits.

The tax equivalent interest rate spread decreased to 3.03% from 3.34%, and the average tax equivalent net yield on interest-earning assets decreased to 3.67% from 4.01% for the nine-month periods ended March 31, 1999 and 1998, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $45,000 and $135,000 for loan losses during the three- and nine-month periods ended March 31, 1999, respectively, as compared to $201,000 and $441,000, respectively, for the same periods in 1998. These provisions have been added to the Company's allowance for loan losses due to current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At March 31, 1999, the allowance for loan losses totaled $3.40 million or 1.18% of net loans (before allowance), compared to $3.41 million or 1.23% of net loans and $3.25 million or 1.22% of net loans at June 30, 1998, and March 31, 1998, respectively. As a percentage of non-performing assets, the allowance for loan losses was 446% at March 31, 1999, compared to 274% at June 30, 1998, and further compared to 390% at March 31, 1998.

Other Income

Total other income decreased to $1.17 million during the three-month period ended March 31, 1999 and increased to $3.94 during the nine-month period ended March 31, 1999, as compared to $1.34 million and $3.46 million during the same respective periods in 1998. Investment services income increased 11.4% and 14.5% during the three- and nine-month periods ended March 31, 1999, respectively, compared to the same periods in 1998 as the result of PCIS' increased commission income reflecting increased activity and increased money market fund fees due to increases in customer account balances. In addition, PCIS' advisory fee income increased due to implementation of its strategic plan to focus on advisory services as such services provide a more stable revenue tream for PCIS and stabilizes expenses for the customer. Investment services income also increased as the result of the opening of the Bank's Investment Services and Trust Division (the "Trust Division") in the second quarter of fiscal 1998. The Trust Division offers both individual and corporate clients an array of money management, trust and investment services including portfolio management, estate and retirement planning, and self directed individual retirement accounts. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to both increased usage and an increased number of cardholders, contributed to the increase of $104,000 and $250,000 in service charges and fees during the three- and nine-month periods ended March 31, 1999, respectively. The Company recognized a loss on trading account securities and sales of assets available for sale of $113,000 during the three-month period ended March 31, 1999 and a gain of $345,000 during the nine-month period ended March 31, 1999, compared to gains of $241,000 and $412,000 during the same periods in 1998. The $113,000 loss incurred during the three-month period ended March 31, 1999 was comprised of a $20,000 gain on the sale of assets available for sale, a $50,000 gain on the sale of trading account securities, and a $183,000 market value loss adjustment on the trading account securities portfolio.

Operating Expenses

Total operating expenses increased $402,000 or 14.1% and $1.09 million or 13.3% to $3.26 million and $9.28 million, respectively, for the three- and nine-month periods ended March 31, 1999 as compared to the same periods in 1998. The increase in operating expenses for the three- and nine-month periods in fiscal 1999 was due to (i) normal salary increases combined with benefits expense; (ii) the increased number of staff associated with the addition of the Bank's Trust Division combined with the expansion of the Bank's Commercial Loan Department;
(iii) an increase in occupancy and equipment expenses related to renovations required to provide accommodations for the Bank's Trust Division; and (iv) an increase in occupancy and equipment expenses related to the Company's conversion of its data service processing system and its computer hardware and software upgrades as the result of the Company's technology strategic plan and the Year 2000 issues (see " Year 2000 Issues" herein).

Income Tax Expense

Income tax expense was $288,000 and $1.30 million for the three- and nine-month periods ended March 31, 1999, respectively, as compared to $346,000 and $1.04 million for the same periods in 1998. The reduction in the effective tax rate for the three-month period ended March 31, 1999 as compared to the same period in 1998 is the result of tax exempt income representing a higher percentage of income before taxes during the three-month period ended March 31, 1999. For periods ending prior to May 29, 1998, no provision has been made for income taxes for PCIS since PCIS (prior to its acquisition by the Comapny) had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code and similar state provisions which treat S Corporations in a manner similar to partnerships. Under these provisions, PCIS did not pay income taxes on its taxable income. Instead the former stockholders of PCIS were liable for individual income taxes based on their respective shares of PCIS's taxable income. As a result of all of PCIS's stock being purchased by the Company on May 29, 1998, PCIS is no longer eligible to be taxed under the provisions of Subchapter S of the Internal Revenue Code.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and REO and totaled $764,000, $1.25 million and $833,000 at March 31, 1999, June 30, 1998 and March
31, 1998, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At March 31, 1999, the Company had loans amounting to $2,000 that were greater than 90 days delinquent and accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .18% at March 31, 1999, compared to
 .33% at June 30, 1998, and .24% at March 31, 1998. Non-performing loans, which totaled $764,000 at March 31, 1999 consisted of 6 single-family residential mortgage loans aggregating $640,000 and consumer loans totaling $124,000.

At March 31, 1999, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.30 million compared to $1.47 million at June 30, 1998, and further compared to $1.24 million at March 31, 1998. Included in assets classified substandard at March 31, 1999 and 1998, and at June 30, 1998, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt.

                         LIQUIDITY AND CAPITAL RESOURCES

Management monitors liquidity daily and maintains funding sources to meet unforseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, primarily FHLB advances.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At

March 31, 1999, the Company had $3.54 million in commitments to fund loan originations. In addition, at such date the Company had $10.74 million of undisbursed construction loan funds as well as $16.49 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On February 17, 1999, the Board of Directors declared a quarterly cash dividend of $.11 per share, which was paid on March 19, 1999, to stockholders of record as of March 5, 1999.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended March 31, 1999 was 22.16%.

                                YEAR 2000 ISSUES

In order to be ready for the year 2000 (the "Year 2000 Issue"), the Company has developed a Year 2000 Action Plan (the "Action Plan") which was presented and approved by the Company's Board of Directors in December 1998. The Action Plan was developed using both the guidelines outlined in the Federal Financial Institutions Examination Council's ("FFIEC") "The Effect of 2000 on Computer Systems" as well as guidance provided by the Securities and Exchange Commission (the "SEC"). The Company's Board of Directors assigned responsibility for the Action Plan to the Year 2000 Project Team chaired by the Company's President and Chief Operating Officer who reports to the Board of Directors with respect to the status of the implementation of the Action Plan on a monthly basis. The Action Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be significantly affected by the Year 2000 Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services ( i.e., securities transactional and safekeeping services, securities pricing information, etc.). The Year 2000 Project Team is currently working with these third party vendors to assess their Year 2000 readiness and are performing Year 2000 testing as required. Based on an ongoing assessment, management presently believes that with planned modifications to existing software and hardware and recent conversions to new software and hardware, including a conversion by the Bank to a new core data processing system in October 1998, the Company's third party vendors are taking the appropriate steps to ensure critical systems will function properly.

The Bank has identified five mission critical systems (without which the Bank cannot operate) and critical applications (necessary applications but the Company can function for a moderate amount of time without such applications being Year 2000 compliant) operated or supported by third party vendors. These five mission critical systems include: 1) the core data service processing system for deposit, loan and general ledger account processing; 2) the Electronic Network which controls the Bank's ATMs and telephone voice response units, as well as processes its ATM cards and debit cards; 3) the equipment and software that processes the Bank's item processing and check inclearing; 4) the Wide Area Network ("WAN") which facilitates electronic communications between the Bank's branches and its core processor; and 5) the software that processes the backroom statement operations for the Bank's Trust Department. Of such mission critical systems and critical applications, the Company has been informed by a substantial majority of its vendors that they are either Year 2000 compliant or that they will be compliant and are in the process of revising and testing their systems for Year 2000 compliance. The most critical system for the Bank is its core data processing service which is provided by a third party vendor ("DPS Provider"). The DPS Provider services over 1,000 banks nationally. In May 1998, the Bank entered into an agreement with the DPS Provider whereby the DPS Provider warranted certain conditions regarding Year 2000 compliance. The DPS Provider has informed the Bank that it has completed the majority of its testing of its systems. The Bank has received and will continue to receive and review carefully the results of the DPS Provider testing. Phase I and Phase II of testing of the DPS Provider system was completed in July 1998 and December 1998, respectively, with substantially all such systems evidencing Year 2000 compliance.

Substantially all of the Company's vendors of its mission critical systems and critical applications have provided written assurances that their products and services will be Year 2000 compliant. As of April 17, 1999, the Company successfully completed the majority of its mission critical modifications and conversions and related testing of such systems with the remaining non-mission critical systems expected to be completed by June 30, 1999.

The Year 2000 issues also affect certain of the Bank's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of September 30, 1998, Bank personnel had contacted all commercial credit customers regarding the customers' awareness of the Year 2000 Issue. At that time the Bank adopted the FFIEC Millennium Risk Evaluation
Package ("FFIEC Package") as the standard for evaluating the Bank risk in relation to Year 2000 issues. From the customer responses, the Bank identified 42 potential risk customers whose operations were considered to be heavy users of computer based systems or considered a risk either by virtue of their business complexity or the complexity of their borrowings. The officer of record was given the responsibility of determining the risk level that each client posed using the FFIEC Package. The risk level was considered to be low on all but three of these clients and these three were considered to have medium risk. Those identified to be anything but low risk will be monitored quarterly by the officer of record. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. The respondents stated that they were, at the very least, sufficiently compliant to avoid disruption of the cash flow stream necessary to service debt. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate or business assets which inherently minimizes the Bank's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

PCIS, pursuant to Section 240.17a-5(e)(5)(iii) of the Securities Exchange Act of 1934, filed Part I and Part II of Form BD-Y2K with the SEC which applies to brokers with minimum net capital of $100,000 or more. Part I and Part II of Form BD-Y2K was filed in August 1998 and included PCIS's Year 2000 Action Plan, including contingency planning and timeline. Part I and Part II of Form BD-Y2K were also required to be filed with the SEC by April 30, 1999 and included an update for PCIS's Year 2000 planning as of March 15, 1999. PCIS has identified three mission critical systems within its operations. These three mission critical systems include: 1) clearing brokerage service, client account statement production and client account maintenance; 2) investment market services including stock and bond quote information as well as newswire informational service; and 3) the internal personal computer Local Area Network ("LAN") system. The two vendors which provide the clearing brokerage services and the investment market services have upgraded to Year 2000 certified software which PCIS installed during the first quarter of calendar 1999. The contracts signed with both vendors include Year 2000 compliance assurances. Industry related testing has begun, and PCIS testing will begin once installation is completed. The LAN networks are also being replaced with software that is assured to be Year 2000 compliant. Virtually all the personal computer equipment was replaced as a result of the new specification requirements dictated by the clearing brokerage and investment market service vendors, and is Year 2000 compliant certified. PCIS is a member of the National Association of Securities Dealers, Inc. (the "NASD") and as such is required to report to the NASD on a regular basis. This reporting process is done electronically through software that the NASD provides. PCIS has been informed by the NASD that the software is Year 2000 compliant.

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

The Company's Year 2000 Action Plan included its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed for a substantial majority of its mission critical hardware and software applications as of December 31, 1998, with the remainder completed by March 31, 1999. The Year 2000 Project Team is reviewing substantially all mission critical test plans and contingency plans to ensure the reasonableness of the plans. The Company's contingency plans also include plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide, to the best of the Company's ability, documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations on a limited basis. Such plans may include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate.

The costs of modifications to the existing software is being primarily absorbed by the third party vendors. However, the Company recognizes that the need exists to purchase new hardware and software. Based upon current estimates, the Company has identified approximately $649,000 in total costs, including hardware, software, and other items, expected to be or already incurred in order to complete the Year 2000 project. The

Company anticipates spending substantially all of this amount during the fiscal year ended June 30, 1999. Expenditures for software are typically depreciated over three years while expenditures for hardware are typically depreciated over five years. Of the estimated $649,000 in total Year 2000 expenditures, $585,000 is associated with the replacement of systems that were not Year 2000 compliant, but would have been replaced anyway as a result of the Company's aggressive Strategic Technology Plan which is designed to maintain competitiveness within the industry and to increase the efficiency of the Company's operations. The remaining $64,000 will be expensed as incurred for matters directly related to the Year 2000 issue, including promotional material for consumer and employee awareness and replacement of non-compliant Year 2000 software and hardware.

                           RECENT ACCOUNTING ANNOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". According to the statement, all items of "comprehensive income" are to be reported in a "financial statement that is displayed with the same prominence as other financial statements". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Along with net income, examples of comprehensive income include foreign currency translation adjustments, unrealized holding gains and losses on securities available-for-sale, changes in the market value of a futures contract that qualifies as a hedge of an asset reported at fair value, and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Accordingly all disclosures within this report are in compliance in all material respects with SFAS No. 130.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At March 31, 1999, the Company serviced $19.76 million of mortgage loans for others. Loan sales produce future servicing income (when servicing is retained) and provide funds for additional lending and other purposes.

              Interest Rate Sensitivity Analysis at March 31, 1999
                             (Dollars in thousands)

                                                                       More Than        More Than          More Than
                                                                    Three Months       Six Months           One Year
                                                     Three Months        Through          Through            Through
                                                          or Less     Six Months         One Year        Three Years
                                                  ---------------- ---------------  -----------------  ---------------

INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2)                                   $24,466         $17,526            $35,322          $70,459
        Commercial business                                 8,921             998              2,435            2,726
        Consumer                                            7,824           2,028              3,621           12,818
   Securities and interest-bearing deposits                49,884           5,928              9,110            7,238
                                                  ---------------- ---------------  -----------------  ---------------

   Total interest-earning assets                          $91,095         $26,480            $50,488          $93,241
                                                  ---------------- ---------------  -----------------  ---------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                          $501            $501               $998               --
   NOW accounts                                               450             450                900               --
   Money market accounts                                   35,599              --                 --               --
   Certificate accounts                                    64,517          22,184             42,301           63,678
   Securities sold under agreements to
      repurchase                                               40              --                 --               --
   Borrowings                                               4,516             616                 35           12,432
                                                  ---------------- ---------------  -----------------  ---------------
   Total interest-bearing liabilities                    $105,623         $23,751            $44,234          $76,110
                                                  ---------------- ---------------  -----------------  ---------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                      ($14,528)       ($11,799)           ($5,545)          $11,586
                                                        =========       =========           ========          =======
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities            86.2%           90.9%              96.8%           104.6%
                                                            =====           =====              =====           ======
Cumulative difference as a percentage of
   total assets                                            (3.4%)          (2.8%)             (1.3%)             2.7%
                                                           ======          ======             ======             ====

(continued)

                                                    More Than
                                                  Three Years
                                                      Through      More Than
                                                   Five Years      Five Years        Total
                                                 -------------  ---------------  -------------
INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2)                               $39,666          $35,979       $223,418
        Commercial business                               598               40         15,718
        Consumer                                        8,410           15,862         50,563
   Securities and interest-bearing deposits            16,544           32,328        121,032
                                                 -------------  ---------------  -------------

   Total interest-earning assets                      $65,218          $84,209       $410,731
                                                 -------------  ---------------  -------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                        --          $26,935        $28,935
   NOW accounts                                            --           33,927         35,727
   Money market accounts                                   --               --         35,599
   Certificate accounts                                10,247            2,311        205,238
   Securities sold under agreements to
      repurchase                                           --               --             40
   Borrowings                                          13,301           21,235         52,135
                                                 -------------  ---------------  -------------
   Total interest-bearing liabilities                 $23,548          $84,408       $357,674
                                                 -------------  ---------------  -------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                    $53,256          $53,057        $53,057
                                                      =======          =======        =======
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities       119.5%           114.8%         114.8%
                                                       ======           ======         ======
Cumulative difference as a percentage of
   total assets                                         12.4%            12.4%          12.4%
                                                        =====            =====          =====

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

                           None

                  Item 5.  Other Information

                           None

                  Item 6.  Exhibits and Reports on Form 8-K

                           No  Current  Reports  on Form 8-K were filed
                           during the  three-  months  ended  March 31,
                           1999

                           Exhibit 27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Chester Valley Bancorp Inc.


Date          5-14-99                    /s/ Ellen Ann Roberts
                                         ---------------------
                                         Ellen Ann Roberts
                                         Chairman and Chief Executive Officer


Date         5-14-99                     /s/ Christine N. Dullinger
                                         --------------------------
                                         Christine N. Dullinger
                                         Treasurer and Chief Financial Officer