Form 10-K
period 1999-06-30
CHESTER VALLEY BANCORP INC
filed 1999-10-04
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For Fiscal Period Ended: June 30, 1999
                                       Or

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

                     Common Stock, $1.00 Par Value Per Share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X

As of September 1, 1999, the aggregate value of the 3,033,917 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 673,822 shares held by all directors and officers of the registrant as a group, was approximately $50.82 million. This figure is based on the closing sales price of $16.75 per share of the registrant's Common Stock on September 1, 1999.

Number of shares of Common Stock outstanding as of September 1, 1999:  3,707,739


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(1) Portions of the Annual Report to shareholders for the year ended June 30, 1999, are incorporated into Part II, Items 5 - 8 of this Form 10-K.

(2) Portions of the Definitive Proxy Statement for the 1999 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I.

ITEM 1.  BUSINESS
-----------------

Forward Looking Statements

         In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used "forward looking statements" to describe the future plans and strategies including management's expectations of the Company's Year 2000 readiness and future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, loan delinquency rates, changes in federal and state regulation, Year 2000 uncertainties and other uncertainties described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended June 30, 1999. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

General

         Chester Valley Bancorp Inc. (the "Holding Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922 and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its eight branch banks in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily with retail deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

         The Company experienced substantially increased net income of $4.21 million, or $1.13 per diluted share, for the fiscal year ended June 30, 1999, compared to $3.63 million or $.98 per diluted share for fiscal 1998. This represents a 16.0% increase in net income.

         The Company's earnings depend primarily on the difference between the yield earned on its loan and securities portfolios and its cost of funds, consisting primarily of the interest paid on deposits and, to a lesser extent, on borrowings ("interest rate spread"). During fiscal year 1999 the Company's interest rate spread averaged 3.03% compared to 3.28% and 3.37% in fiscal years 1998 and 1997, respectively. Net interest income, on a fully tax equivalent basis, increased 12.0% or $1.54 million to $14.33 million in fiscal 1999 from $12.80 million in 1998, compared to a 12.1% or $1.39 million increase from fiscal 1997 to fiscal 1998. Net interest margin, on a fully tax equivalent basis, was 3.64% for the fiscal year ended June 30, 1999, compared to 3.94% in fiscal 1998 and 4.03% in fiscal 1997.

         Total other income increased $579,000 or 12.5% to $5.20 million for the year ended June 30, 1999 as compared to fiscal 1998. Investment services income increased $460,000 or 16.5% to $3.26 million as the result of PCIS' increased commission income due to the increase in the stock market activity, an increase in advisory fee income due to the strategic plan of PCIS to focus on advisory services as it provides a more stable revenue stream for PCIS and stabilizes expenses for the customer, and an increase in money market fund fees due to an increase in customer balances. The growth in the Bank's Investment Services and Trust Division (the "Trust Division") also contributed to the increase in investment services income for fiscal 1999. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to both increased usage and an increased number of cardholders, contributed to the increase of $354,000 or 31.7% in service charges and fees in fiscal 1999. The Company recognized gains on trading account securities of $171,000 during fiscal 1999 compared to $338,000 during fiscal 1998.

         Total other income increased $968,800 or 26.6% to $4.62 million for the year ended June 30, 1998 as compared to fiscal 1997. Investment services income increased $488,400 or 21.2% to $2.80 million as the result of increases in revenue generated by PCIS and the Trust Division. Service charges and fees increased $139,700 in fiscal 1998. The Company recognized gains on trading account securities or $337,500 during fiscal 1998 compared to $15,700 during fiscal 1997.

         Total operating expenses increased $1.09 million or 9.4% to $12.73 million for the year ended June 30, 1999 as compared to fiscal 1998. The increase in operating expenses over the prior fiscal year was primarily due to a $1.04 million or 17.6% increase in salaries and employee benefits related to general salary increases and increased number of staff associated with the Bank's Call Center and its Trust Division established during the Summer and Fall of 1997, respectively. Also, in the winter of 1999, the Bank opened its eighth branch office in Devon, Pennsylvania which further contributed to an increase in operating expenses. Occupancy and equipment expenses increased $190,000 or 10.1% to $2.08 million for the year ended June 30, 1999, compared to the same period in 1998 as a result of the opening of the Banks branch office in Devon and capital expenditures associated with technology upgrades and enhancements. During fiscal 1998, the Bank made a $291,000 donation in connection with a project located in Honey Brook, PA to provide low income housing for the elderly. As an offset to the donation, the Bank received a state tax credit in the amount of $146,000 through the Neighborhood Assistance Act which was recorded as a reduction to income tax expense in fiscal 1998.

         Total operating expenses increased $1.78 million or 18.1% to $11.64 million for the year ended June 30, 1998 from the comparable prior period, excluding the $1.39 million one-time SAIF assessment levied in fiscal 1997. The increase in operating expenses over the fiscal 1997 year was primarily due to a $632,500 or 12.0% increase in salaries and employee benefits related to general salary increases and increased number of staff associated with the addition of the Bank's new Call Center and its new Investment Services and Trust Division. In addition, occupancy and equipment expenses increased $246,900 or 15.1% to $1.89 million for the year ended June 30, 1998, from the comparable prior period related to the refurbishment of the Bank's new Call Center and Trust Department. Also contributing to the increase in operating expenses during fiscal 1998 was the previously mentioned $291,000 donation to a project to provide low income housing for the elderly.

         The Company's assets totaled $451.16 million at June 30, 1999, as compared with $377.01 million at June 30, 1998. This 19.7% increase in assets was primarily funded by an increase in deposits of $61.32 million or 20.6% from $298.19 million at June 30, 1998, to $359.51 million at June 30, 1999, and an increase in Federal Home Loan Bank ("FHLB") advances of $9.44 million from $40.94 million to $50.38 million at June 30, 1998 and 1999, respectively. The increase in deposits and advances was used in part to fund loan originations during the period, which contributed to an increase in net loans receivable from $273.13 million at June 30, 1998, to $291.39 million at June 30, 1999. In addition, the Company's securities portfolios along with its interest-bearing deposits increased, in the aggregate, from $86.12 million to $140.03 million at June 30, 1998 and 1999, respectively.

         In September 1998 and 1997 the Company paid 5% common stock dividends in the amounts of 116,034 and 102,606 shares, respectively, from authorized but unissued common stock, with fractional shares paid in the form of cash. In December 1998 and March 1997 the Company paid a three-for-two and five-for-four stock split, effected in the form of a dividend in the amount of 1,224,980 and 414,188 shares, respectively. Fractional shares were paid in the form of cash.

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

Lending Activities

         Loan Portfolio Composition. The Company's net loan portfolio (net of undisbursed proceeds, deferred fees and allowance for loan losses) totaled $291.39 million at June 30, 1999, representing approximately 64.6% of the Company's total assets of $451.16 million at that date.

The following table presents information regarding the Company's loan portfolio by type of loan indicated.

(Dollars in Thousands)

                                                                                           At June 30,
                                       ---------------------------------------------------------------------------------------------
                                                1999                    1998                    1997                   1996
                                       --------------------     -------------------     -------------------    --------------------
                                                       % of                    % of                    % of                    % of
                                                      Total                   Total                   Total                   Total
                                        Amount        Loans     Amount        Loans     Amount        Loans     Amount        Loans
                                       --------       -----    --------       -----    --------       -----    --------       -----
Real estate loans:
   Residential:
        Single-family                  $156,514        50.8%   $154,755        53.3%   $158,537        58.4%   $147,274        62.6%
        Multi-family                        828          .3         873         0.3         893         0.3       1,256         0.5
   Commercial                            55,197        17.9      41,002        14.1      33,981        12.5      22,552         9.6
   Construction and land
       acquisition(1)                    29,339         9.5      30,646        10.5      22,907         8.5      17,028         7.2
                                       --------       -----    --------       -----    --------       -----    --------       -----
           Total real estate loans      241,878        78.5     227,276        78.2     216,318        79.7     188,110        79.9

Commercial business loans(2)             14,708         4.8      11,437         3.9       7,863         2.9       5,701         2.4
Consumer loans(3)                        51,416        16.7      51,829        17.9      47,343        17.4      41,486        17.7
                                       --------       -----    --------       -----    --------       -----    --------       -----
            Total loans receivable      308,002       100.0%    290,542       100.0%    271,524       100.0%    235,297       100.0%
                                                      =====                   =====                   =====                   =====

Less:
  Loans in process                      (11,393)                (12,380)                (10,092)                 (7,134)
 Allowance for loan losses               (3,651)                 (3,414)                 (2,855)                 (2,667)
 Deferred loan fees                      (1,571)                 (1,620)                 (1,537)                 (1,533)
                                       --------                --------                --------                --------
              Net loans receivable      291,388                 273,128                 257,040                 223,963


Loans held for sale, single-family
   residential mortgages                     --                   1,101                     106                      --
                                       --------                --------                --------                --------

Net loans receivable and loans held
       for sale                        $291,388                $274,229                $257,146                $223,963
                                       ========                ========                ========                ========

                                              --------------------
                                                       1995
                                              --------------------
                                                              % of
                                                             Total
                                               Amount        Loans
                                              --------       -----
Real estate loans:
   Residential:
        Single-family                        $150,639        66.0%
        Multi-family                            1,359         0.6
   Commercial                                  22,433         9.8
   Construction and land
       acquisition(1)                          13,120         5.7
                                             --------       -----
           Total real estate loans            187,551        82.1

Commercial business loans(2)                    4,039         1.8
Consumer loans(3)                              36,634        16.1
                                             --------       -----
            Total loans receivable            228,224       100.0%
                                                            =====

Less:
  Loans in process                             (3,385)
 Allowance for loan losses                     (2,449)
 Deferred loan fees                            (1,574)
                                             --------
              Net loans receivable            220,816


Loans held for sale, single-family
   residential mortgages                          142
                                             --------

Net loans receivable and loans held
       for sale                              $220,958
                                             ========


(1) Includes construction loans for both residential and commercial real estate properties.
(2)     Consists primarily of secured equipment
         loans.
(3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

         Contractual Maturities. The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 1999, by categories of loans. All loans are included in the period in which they mature. Loans held for sale are not included.

                                                                   Principal Repayments
                                                          Contractually Due in Year(s) Ended
                                                                         June 30,
                                                          -----------------------------------
                                                                  (Dollars in Thousands)

                                         Total
                                       Outstanding
                                           at                                        2005
                                         June 30,                         2001-       and
                                          1999                2000        2004     Thereafter
                                         --------            -------     -------     --------
Real estate loans:
  Residential(1)                        $157,342            $24,456     $27,434     $105,452
  Commercial                              55,197              5,190      37,299       12,708
  Construction and land acquisition       29,339             16,368       7,957        5,014
Commercial business loans                 14,708              9,416       4,448          844
Consumer loans                            51,416              7,300      16,018       28,098
                                        --------            -------     -------     --------

        Total loans                     $308,002            $62,730     $93,156     $152,116
                                        ========            =======     =======     ========

(1) Includes mortgages on both single-family and multi-family (more than four units) residential properties.

The following table sets forth, as of June 30, 1999, the dollar amount of all loans contractually due after June 30, 2000, which have fixed interest rates and floating or adjustable rates.

                                                                 Contractual Obligations
                                                                 Due After June 30, 2000
                                                               ---------------------------
                                                                                Floating/
                                                                 Fixed          Adjustable
                                                                 Rates            Rates
                                                               --------         -------
                                                                  (Dollars in Thousands)
Real estate loans:
        Residential                                            $100,976         $31,910
        Commercial                                               10,142          39,865
        Construction and land acquisition                         3,506           9,465
Commercial business loans                                         4,923             369
Consumer loans                                                   44,099              17
                                                                --------         -------
       Total loans                                             $163,646         $81,626
                                                               ========         =======

         Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates. The Company experienced significant refinancings of its loan portfolio during fiscal 1999 due to the declining interest rate environment and leveling of the yield curve.

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

         The Bank periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The majority of conforming loans sold to date have consisted of sales to Freddie Mac ("FHLMC") of fixed-rate mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. In selling conforming loans, the Bank has retained the servicing thereon in order to increase its non-interest income. At June 30, 1999, the Bank serviced $26.74 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes. The Bank is a qualified servicer for FHLMC, Fannie Mae ("FNMA"), and Ginnie Mae ("GNMA").

The following table shows total loans and loans held for sale originated, purchased, sold and repaid during the periods indicated.

                                                                 Year Ended June 30,
                                                        ----------------------------------
                                                          1999        1998          1997
                                                        --------     --------     --------
                                                                  (In Thousands)
Total loans  receivable and loans held for sale
at beginning of period                                  $291,643     $271,630     $235,297

         Real estate loan originations:
               Residential(1)                             31,705       39,329       31,031
               Commercial                                 18,914        9,398       10,018
               Construction and land acquisition(2)       21,852       21,057       21,740
                                                        --------     --------     --------
                   Total real estate
                        loan originations                 72,471       69,784       62,789
         Consumer loans(2)                                24,540       24,771       19,163
         Commercial business loans                        17,312       11,896        5,150
                                                        --------     --------     --------
                   Total loan
                         originations                    114,323      106,451       87,102
                                                        --------     --------     --------

         Principal loan repayments                        96,487       77,481       45,846
         Sales of loans                                    1,477        8,957        4,923
                                                        --------     --------     --------
                      Total principal
                          repayments
                          and sales                       97,964       86,438       50,769
                                                        --------     --------     --------
                       Net increase in
                          loans and loans
                          held for sale                   16,359       20,013       36,333
                                                        --------     --------     --------
Total loans receivable and loans
    held for sale at end of period                      $308,002     $291,643     $271,630
                                                        ========     ========     ========

(1) Includes both single-family and multi-family residential loans.
(2) Includes construction loans for both residential and commercial real estate properties.

         Loans on Existing Single-Family Residential Properties. The Bank currently offers adjustable-rate mortgages ("ARMs") which have up to 30-year terms and interest rates which adjust either annually or every three years, or which are fixed initially for the first three years, five years, seven years, or ten years, and adjust annually thereafter, based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year or three years, respectively, as made available by the Federal Reserve Board plus a margin. The amount of any increase or decrease in the interest rate for ARMs is limited to 1% or 2% per year and 6% over the life of the loan. Although the Bank has originated a small amount of ARMs which include the ability to be converted to a fixed-rate loan, substantially all of the ARMs originated cannot be converted to fixed-rate loans. The interest rates of ARMs may not adjust as rapidly as changes in the Company's cost of funds. In order to minimize risk, ARM borrowers are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Bank's adjustable rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Due to the declining interest rate environment and leveling of the yield curve, the Bank experienced significant refinancings of its adjustable rate portfolio into its fixed rate mortgage products.

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

         Loans on Existing Commercial and Multi-Family Properties. During the past several years, the Bank has originated permanent loans secured by multi-family and income-producing properties such as condominiums, apartment buildings, office buildings and, to a lesser extent, hotels and small shopping centers. The Bank intends to increase its emphasis on the origination of commercial real estate loans and, accordingly, has increased its commercial lending staff. The Bank's Commercial Loan Department consists of seven loan officers, all but one of whom joined the Bank's staff with substantial prior commercial lending experience. The origination of multi-family residential and commercial real estate loans has resulted in the shortening of the average maturity and an increase in the interest rate sensitivity of the Bank's loan portfolio as well as to generated increased fee income. All of the Bank's multi-family residential and commercial real estate loan portfolio is secured by properties located in the Company's primary market area. As of June 30, 1999, commercial and multi-family real estate loans, excluding construction loans for such properties, amounted to $56.03 million, or 18.2% of the total loan portfolio.

         A substantial majority of commercial real estate loans have interest rates which adjust annually after an initial three- or five-year term by a margin over the corresponding United States Treasury yield for securities with the same term. These loans typically have amortization periods of up to 20 years, but occasionally provide that the loans can be called by the Bank prior to the end of the amortization period, generally at three, five, seven or ten years after origination.

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

         Construction Loans. The Bank also offers both fixed-rate and adjustable-rate residential and commercial construction loans. Residential construction loans are offered to individuals building their primary or secondary residence as well as to selected local developers to construct up to four-family dwellings. Advances are made on a percentage of completion basis, usually consisting of six draws. Residential construction loans convert to permanent loans at the end of 12 months or upon completion of construction, whichever occurs first. At June 30, 1999, $24.26 million or 7.9% of the Company's total loan portfolio consisted of construction loans including loans in process. Loans in process related to such loans totaled $10.75 million at June 30, 1999.

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

         Land Acquisition and Development Loans. The Bank also offers land acquisition and development loans. These types of loans are generally provided only to local developers with strong financial positions and with whom the Bank is familiar. These loans typically have terms of one to three years and carry a floating interest rate normally indexed to the Wall Street Journal Prime. The Bank will lend up to 75% of the appraised value of the project. At June 30, 1999, $5.08 million, or 1.6% of the Company's total loan portfolio consisted of land acquisition and development loans, including loans in process. Loans in process on such loans totaled $627,000 at June 30, 1999. Like construction lending, these loans generally are considered to involve a higher degree of risk of loss than long-term financing on approved occupied real estate. The Bank is actively pursuing developers who can both demonstrate the ability to meet cash flow projections in order to repay loans through a very strong financial position and have a reputation for successfully completing such projects in similar situations with the Bank.

         Consumer Loans. The Bank offers a wide variety of consumer loans, including home equity loans, home improvement loans, equity lines of credit, secured and unsecured personal loans and automobile loans. The Bank has aggressively marketed consumer loans in order to provide a wider range of financial services to its customers and because of the shorter terms and normally higher interest rates on such loans. As of June 30, 1999, consumer loans amounted to $51.42 million or 16.7% of the total loan portfolio.

         The Bank's home equity lines of credit currently provide for terms of up to 10 years. The interest rate on the "Prime Line" adjusts monthly to the Prime Rate. The regular equity line of credit adjusts monthly at 1.50% above the Prime Rate. The limit of such loan is the borrower's equity in his residence, subject to certain income qualifications. The Bank also makes fixed-rate, fixed-term home equity loans on which it takes a first- or second-mortgage lien on the borrower's property. These loans have terms of up to 15 years. The balance of the fixed-rate mortgages on the properties cannot exceed in the aggregate 80% of the appraised value of the properties. Home equity lines of credit and fixed-rate home equity loans amounted to $5.51 million and $40.05 million, respectively, as of June 30, 1999. The Bank also originates fixed-rate bridge loans with loan-to-value ratios of no greater than 80% of the value of the secured real estate and at a maximum term of twelve months. At June 30, 1999, the balance on these loans totaled $455,000.

          At June 30, 1999, the balance was $487,700 for fixed-rate loans secured by certificates of deposit or marketable securities. Unsecured personal loans amounted to $443,400 at June 30, 1999 and consisted of fixed-rate loans with maximum loan balances of $5,000 and terms no greater than 48 months. The Bank also originates fixed-rate loans on new and used automobiles. The terms of such loans do not exceed 60 months on new cars and 48 months on used cars. Automobile loans amounted to $3.43 million at June 30, 1999. The Bank's current line of credit provides for unsecured loans of up to $1,000 for terms of up to 36 months with an interest rate set at 6.0% over the Prime Rate adjusted monthly. Such loans have a floor of 10.0% and a ceiling of 18.0% and totaled $238,000 at June 30, 1999. In addition, the Bank originates Visa and MasterCard credit card loans with up to $5,000 lines of credit and at an interest rate set at 6.0% over the Prime Rate. At June 30, 1999, the Company had $365,900 in credit card loans outstanding.

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

         Commercial Business Loans. The Bank makes commercial business loans directly to businesses located in its market area. The Bank targets small and medium sized businesses with the majority of the loans being less than $750,000. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of June 30, 1999, commercial business loans totaled $14.71 million or 4.8% of the total loan portfolio.

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

         Regulatory Requirements and Underwriting Policies. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to the parity provisions of the State Code, the aggregate loans that the Company may make to any borrower and its affiliates is limited to 15% of unimpaired capital for unsecured loans and 25% of capital for loans secured by readily marketable collateral. At June 30, 1999, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $4.94 million. Special rules applicable to savings associations' provide authority to develop domestic residential housing units up to the lesser of 30% of the savings association's unimpaired capital and unimpaired surplus or $30.0 million, if: (a) the purchase price of a single-family unit does not exceed $500,000; (b) the savings association is in compliance with the fully phased-in capital standards; (c) the OTS director, by order, authorizes the higher limit; (d) the loans made to all borrowers in the aggregate do not exceed 150% of the savings association's unimpaired capital and unimpaired surplus; and (e) all loans comply with applicable loan-to-value requirements. At June 30, 1999, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $4.50 million, and is in conformity with the current loans to one borrower regulations described above.

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

         In the loan approval process, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. In connection therewith, the Bank obtains an appraisal of the security property and information concerning the income, financial condition, employment and credit history of the applicant. Loans must be approved at various management levels, including the Board of Directors, depending on the amount of the loan. Residential mortgage loans, commercial business and commercial real estate loans, and consumer loans in excess of $1.00 million require approval by the Board of Directors. In addition, any loan in excess of $500,000 which exhibits certain characteristics concerning the borrower or the project requires approval by the Board of Directors.

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

         At June 30, 1999, the Bank was servicing $26.74 million of loans for others, substantially all of which were whole loans sold by the Bank to the FHLMC. The Bank receives a servicing fee of approximately 1/4 or 3/8 of 1% on such loans.

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

         If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized to the extent they do not exceed the property's fair value. No loss reserves are maintained on REO and future write-downs for cost beyond the fair value are expensed. The Company is permitted under Department and OTS regulations to finance sales of REO by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. However, at June 30, 1999, the Company did not have any loans to facilitate.

         For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At and during the year ended June 30, 1999, the average recorded investment in impaired loans was $262,000. If these impaired loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross interest income for fiscal 1999 that would have been recorded for these loans was $13,000. Interest income on these impaired loans included in income for fiscal 1999 amounted to $3,000. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

The following table sets forth information regarding non-accrual loans and REO held by the Company at the dates indicated. The Company did not have any (i) loans which are 90 days or more delinquent but on which interest is being accrued or (ii) loans which were classified as restructured troubled debt at any of the dates presented.

                                                 Year Ended June 30,
                                  --------------------------------------------------
                                  1999       1998        1997       1996        1995
                                  ----      ------      ----      ------      ------
                                                (Dollars In Thousands)
Non-accrual  loans:
Residential real estate loans     $568      $  771      $417      $1,166      $2,029

Commercial real estate loans       --         --         --         --            28

Construction and land loans        --           55       --          737         294

Commercial business loans          258        --         --           18          10

Consumer loans                     107         420       331         297         549
                                  ----      ------      ----      ------      ------
Total non-accrual loans           $933      $1,246      $748      $2,218      $2,910
                                  ====      ======      ====      ======      ======

Total non-accrual loans
  to total assets                  .21%        .33%      .23%        .81%       1.10%

Total REO                          --         --         --       $  121      $  157

Total non-accrual loans and
  REO to total assets              .21%        .33%      .23%        .85%       1.16%

         At  June  30,  1999,   non-accrual   real  estate  loans  included  six
residential mortgage loans aggregating $568,000, all secured by single-family residential properties.

         The total amount of non-performing loans was $933,000, $1.25 million and $748,000 at June 30, 1999, 1998 and 1997, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross amount of interest income for fiscal 1999, 1998, and 1997 that would have been recorded for these loans was $75,200, $111,800, and $71,400. Interest income on these non-performing loans included in income for fiscal 1999, 1998, and 1997 amounted to $26,100, $57,560, and $35,200, respectively.

         Allowances for Losses on Loans and Classified Assets. The allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Management may in the future further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential and commercial real estate loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance. At June 30, 1999, the Bank's allowance for loan losses was $3.65 million or 1.24% of total net loans receivable and 391.3% of total non-performing loans compared to $3.41 million or 1.23% of net loans and 274.0% of total non-performing loans at June 30, 1998.

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

         At June 30, 1999 and 1998, the Company's classified assets, which consisted of assets classified as substandard or doubtful, totaled $1.24 million and $1.47 million, respectively. The Company did not have any REO at June 30, 1999 and 1998. Included in the assets classified substandard at June 30, 1999 and 1998, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, and have a well-defined weakness that may jeopardize the liquidation of the debt. The majority of loans which are classified but otherwise performing are residential mortgage loans.

         Other loans designated as special mention by the Company amounted to $4.37 million and $971,700 at June 30, 1999 and 1998, respectively. Included in the special mention category at June 30, 1999 was one loan with a balance of $4.37 million to an extended term healthcare provider which was performing in accordance with the terms and conditions of the loan but had characteristics which warranted management to classify it special mention. Although these loans are not considered or classified as substandard, doubtful or loss, they do have a potential weakness which may, if not corrected, result in increased risk at some future date.

The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                                       As of June 30,
                                             ---------------------------------------------------------------
                                              1999          1998           1997         1996          1995
                                             -------       -------       -------       -------       -------
                                                                   (Dollars in Thousands)
Allowance at beginning of period             $ 3,414       $ 2,855       $ 2,667       $ 2,449       $ 2,199

Loans charged off against the allowance:
    Residential real estate                      (58)          (12)         (117)         (101)          (54)
    Construction and land                       --            --            (177)         --              (5)
    Commercial business                         --            --              (1)           (2)         (201)
    Consumer                                    (119)          (69)          (82)          (43)          (69)
                                             -------       -------       -------       -------       -------
                                                (177)          (81)         (377)         (146)         (329)

Recoveries:
    Residential real estate                     --              21            37          --            --
    Construction and land                       --            --               4            16          --
    Commercial business                         --            --            --            --              93
    Consumer                                      24            13             1             8            31
                                             -------       -------       -------       -------       -------
                                                  24            34            42            24           124

Net charge-offs                                 (153)          (47)         (335)         (122)         (205)

Provision for loan losses
  charged to operating expenses                  390           606           523           340           455
                                             -------       -------       -------       -------       -------

Allowance at year end                         $3,651       $ 3,414       $ 2,855       $ 2,667       $ 2,449
                                             =======       =======       =======       =======       =======

Ratio of net charge-offs to
  average loans outstanding                      .05%          .02%          .13%          .05%          .10%
                                             =======       =======       =======       =======       =======

Ratio of allowance to period-end
  net loans                                     1.24%         1.23%         1.10%         1.18%         1.10%
                                             =======       =======       =======       =======       =======

The following table presents information regarding the Company's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio.

(Dollars in Thousands)
                                                                               At June 30,
                                     -----------------------------------------------------------------------------------------------
                                           1999                1998                1997               1996               1995
                                     -----------------    ---------------    ----------------   ----------------  -----------------
                                                 % of               % of               % of               % of                % of
                                                Loans              Loans              Loans              Loans               Loans
                                              to Total            to Total           to Total           to Total            to Total
                                              --------            --------           --------           --------            --------
                                     Amount     Loans     Amount    Loans    Amount    Loans    Amount    Loans    Amount     Loans
                                     ------     -----     ------    -----    ------    -----    ------    -----    ------     -----
Residential real estate loans        $  638     51.1%    $  789     53.6%   $  778     58.7%    $  898     63.1%    $1,077    66.6%
Commercial real estate loans          1,415     17.9      1,050     14.1       871     12.5        585      9.6        428     9.8
Construction and land loans             194      9.5        201     10.5       139      8.5        280      7.2        309     5.7
Commercial business loans               726      4.8        357      3.9       278      2.9        207      2.4        105     1.8
Consumer loans                          678     16.7      1,017     17.9       789     17.4        697     17.7        530    16.1

   Total allowance for loan losses   $3,651    100.0%    $3,414    100.0%   $2,855    100.0%    $2,667    100.0%    $2,449   100.0%

Total allowance for loan losses
  to total non-performing loans                391.3%              274.0%             381.7%              120.2%              84.2%
                                               =====               =====              =====               =====               ====

Total non-performing loans           $  933              $1,246             $  748              $2,218              $2,910
                                     ======              ======             ======              ======              ======

Securities Activities

         Historically, interest and dividends on securities have provided the Company with a significant source of revenue. At June 30, 1999, the Company's securities portfolio and interest-bearing deposits aggregated $140.03 million or 31.04% of its total assets. First Financial's securities and interest-bearing deposits are used to meet certain federal liquidity ratios. The liquidity ratios are met in part by investing in securities that qualify as liquid assets under OTS regulations. (See "Regulation - Regulation of the Bank - Liquidity Requirements"). Such securities include obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits and negotiable certificates of deposit issued by commercial banks and other specified investments, including commercial paper and other securities. Investment decisions are made by members of senior management within guidelines approved by the Company's Board of Directors.

         The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. At June 30, 1999, the Company had a net unrealized loss on securities available for sale, net of taxes, of $1.55 million.

The  following  table  sets  forth  the  Company's   securities   portfolio  and
interest-earning deposits at carrying value at the dates indicated.

                                                                       At June 30,
                                                          --------------------------------
                                                             1999        1998        1997
                                                          --------     -------     -------
                                                                 (Dollars in Thousands)

Interest-bearing deposits                                 $ 13,409     $11,861     $ 7,901
Trading account securities                                   9,221      20,352         252
Investment securities held to maturity:
    U.S. Government and agency obligations                    --         4,500       5,500
    Municipal notes and bonds                                3,229       7,394      10,986
    Mortgage-backed securities                                 791       1,123       1,473
    Other                                                    3,781       2,583       1,510
                                                          --------     -------     -------
       Total investment securities held to
       maturity                                              7,801      15,600      19,469
                                                          --------     -------     -------
Investment securities available for sale:
    U.S. Government and agency obligations                  47,242      12,296      18,217
    Municipal notes and bonds                               27,378      15,173       4,128
    Mortgage-backed securities                              15,817       9,431       5,054
    Equity securities                                        1,336       1,096         167
    Debt securities                                         15,430         307        --
    Other                                                    2,397        --          --
                                                          --------     -------     -------
       Total investment securities available for sale      109,600      38,303      27,566
                                                          ========     =======     =======
      Total securities and interest-bearing
         deposits                                         $140,031     $86,116     $55,188
                                                          ========     =======     =======


         The contractual maturity or repricing characteristics of the Company's investment portfolio is considerably more interest rate sensitive than that of its loan portfolio. Consequently, the investment portfolio provides a significant source of liquidity and protection against interest rate risk. The weighted average term to maturity or repricing of the Company's investment securities held to maturity was 3.1 years at June 30, 1999 and 5.5 years at June 30, 1998.

The amortized cost and estimated fair value of investment securities at June 30, 1999, by contractual maturity, are shown below.

                                                             Estimated      Weighted
                                                Amortized       Fair        Average
                                                   Cost         Value        Yield
                                                 --------     --------       ------
                                                        (Dollars in Thousands)
Held to Maturity
  Due in one year or less                        $  1,840     $  1,848        7.22%
  Due after one year through five years             1,087        1,088        6.27
  Due after five years through ten years             --           --           --
  Due after ten years                               1,093        1,098        6.96
  No stated maturity                                3,781        3,782        6.50
                                                 --------     --------        ----
  Total held to maturity                         $  7,801     $  7,816        6.70%
                                                 ========     ========        ====

Available for Sale
  Due in one year or less                        $    340     $    341        5.52%
  Due after one year through five years            25,805       25,528        6.28
  Due after five years through ten years           27,983       27,313        6.36
  Due after ten years                              56,551       55,081        6.97
  No stated maturity                                1,450        1,337        2.46
                                                 --------     --------        ----
  Total available for sale                       $112,129     $109,600        6.60%
                                                 ========     ========        ====

         The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

         As of June 30, 1999, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

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

The following table shows the balances of the Company's deposits as of the dates indicated:

                                                                          At June 30,
                                      ---------------------------------------------------------------------------------
                                              1999                         1998                           1997
                                      ---------------------        ---------------------       ------------------------
                                                                    (Dollars in Thousands)
                                                      % of                        % of                            % of
                                       Amount       Deposits        Amount      Deposits         Amount         Deposits
                                       ------       --------        ------      --------         ------         --------
Non-interest-bearing accounts         $ 33,007         9.2%        $ 32,361        10.9%        $ 21,493          8.2%
NOW checking accounts                   36,011        10.0           31,770        10.6           27,625         10.6
Savings accounts                        29,033         8.1           27,164         9.1           29,887         10.2
Money market accounts                   47,464        13.2           35,610        11.9           26,474         11.5
Certificates of deposit less than
  $100,000                             137,559        38.2          133,801        44.9          124,636         47.8
Certificates of deposit with
  $100,000 minimum balance              76,439        21.3           37,485        12.6           30,635         11.7
                                      --------       -----         --------       -----         --------        -----

      Total deposits                  $359,513       100.0%        $298,191       100.0%        $260,750        100.0%
                                      ========       =====         ========       =====         ========       ======


The following table shows the weighted average interest rate of the Company's deposits by type of account at June 30, 1999:

                                                                            Weighted
                                                          Amount            Avg. Rate
                                                         --------           ---------
                                                            (Dollars in Thousands)
Non-interest-bearing accounts                            $ 33,007             0.00%
NOW checking accounts                                      36,011             1.47
Savings accounts                                           29,033             1.87
Money market accounts                                      47,464             3.82
Certificates of deposit less than
  $100,000                                                137,559             5.36
Certificates of deposit with
  $100,000 minimum balance                                 76,439             5.07
                                                         --------             ----

      Total deposits                                     $359,513             3.93%
                                                         ========             ====

The following table sets forth the net deposit flows of the Company for the periods indicated:

                                                       Year Ended June 30,
                                               ---------------------------------
                                                 1999         1998          1997
                                               -------      -------      -------
                                                     (Dollars in Thousands)
Increase before interest credited              $50,465      $27,568      $23,848
Interest credited
                                                10,857        9,873        8,696
                                               -------      -------      -------

     Net deposit increase                      $61,322      $37,441      $32,544
                                               =======      =======      =======

The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 1999.

                                                                        Balances at June 30, 1999, Maturing
                                                              ----------------------------------------------------
                                                                      (Dollars in Thousands)
                                                At             Within          Three        Six to         After
                                             June 30,          Three         to Six        Twelve         Twelve
                                               1999            Months         Months        Months         Months
                                               ----            ------         ------        ------         ------
Certificates of deposit with $100,000
      minimum balance                        $76,439          $17,994        $8,270         $7,184        $42,991
                                             =======          =======        ======         ======        =======


The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.


                                                                     Year Ended June 30,
                                    -----------------------------------------------------------------------------------
                                              1999                          1998                         1997
                                    -------------------------      -----------------------      -----------------------
                                                                   (Dollars in Thousands)
                                                      Average                       Average                      Average
                                      Average           Rate         Average         Rate           Average       Rate
                                      Balance           Paid         Balance         Paid           Balance       Paid
                                      -------           ----         -------         ----           -------       ----
NOW checking accounts               $  33,278           1.48%      $  29,328         1.81%      $  23,986         1.92%
Savings accounts                       31,392            1.81         25,991          2.67         25,067          2.87
Money market accounts                  43,147            3.65         29,847          3.57         26,084          3.42
Certificates of deposit
  less than $100,000                  149,713            5.55        126,286          5.90        119,679          5.81
Certificates of deposit with
  $100,000 minimum balance             52,917            5.17         35,725          4.94         26,990          4.91

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

         First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania. First Financial does not advertise for deposits outside of Pennsylvania or accept brokered deposits, and management believes that an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania at June 30, 1999.

         Borrowings. First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to credit worthiness have been met. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLBP advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset and liability management through the extension of maturities of liabilities. At June 30, 1999, the Company had $50.38 million in FHLBP advances outstanding. The Company has available to it from an unaffiliated financial institution an annually renewable line of credit not to exceed 10% of the Company's maximum borrowing capacity. The line of credit was $13.13 million at the time the commitment was executed. The Company, from time to time, has used the line of credit to meet liquidity needs. At June 30, 1999, there was no balance outstanding on the line of credit.

         The following tables present certain information regarding short-term borrowings (borrowings with a maturity of one year or less) for the periods indicated:

                                                                      Year Ended June 30,
                                                       ---------------------------------------------------
                                                         1999                  1998                 1997
                                                         ----                  ----                 ----
                                                                     (Dollars in Thousands)
Short-term borrowings:
      Balance outstanding at end
               of period                                $16,731              $17,601               $18,325
      Weighted average interest rate
               at end of period                           5.43%                5.28%                 5.91%
      Average balance outstanding                       $18,596              $16,417                $6,152
      Maximum amount outstanding
              at any month-end
              during the period                         $35,320              $25,323               $19,046
      Weighted average interest rate
              during the period                            5.51%                5.58%                 5.97%



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

Average balances are determined on a monthly basis which are representative of operations.

                                                                            Year Ended June 30,
                                              --------------------------------------------------------------------------------
                                                              1999                                    1998
                                              -------------------------------------- ---------------------------------------
                                                                         (Dollars in Thousands)
                                               Average                       Yield/   Average                     Yield/
                                              Balance(2)     Interest(1)    Rate(1)  Balance(2)   Interest(1)    Rate(1)
                                              ----------     -----------    -------  ----------   -----------    -------
Assets:
    Loans and loans
      held for sale                             $280,544        $22,875       8.15%    $264,106     $22,298        8.44%
    Securities and
      other investments                         $113,110        $ 7,137       6.31%    $ 60,777     $ 3,906        6.43%
                                                --------        -------                --------     -------
     Total interest-
      earning assets                            $393,654        $30,012       7.62%    $324,883     $26,204         8.07%
    Non-interest earning assets                 $ 18,092                               $ 15,141

    Total assets                                $411,746                               $340,024
                                                ========                               ========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements            $287,627        $12,711       4.42%    $247,903     $11,476         4.63%
  FHLB advances and
     other borrowings                           $ 53,595        $ 2,971       5.54%    $ 31,813     $ 1,933         6.08%
                                                --------        -------                --------     -------
  Total interest-
      bearing liabilities                       $341,222        $15,682                $279,716     $13,409         4.79%

  Non-interest-bearing liabilities              $ 36,962                      4.60%    $ 30,167

  Stockholders' equity                          $ 33,562                               $ 30,141

  Total liabilities and stockholders' equity    $411,746                               $340,024
                                                ========                               ========
Net interest income/interest rate spread                        $14,330       3.03%                 $12,795         3.28%
                                                                =======       ====                  =======         ====
Net interest-earning assets/net yield on
  interest-earning assets                       $ 52,432                      3.64%    $ 45,167                     3.94%
                                                ========                      ====     ========                     ====
Ratio of average interest-earning assets to
  interest-bearing liabilities                                                 115%                                  116%
                                                                               ===                                   ===

                                                                  June 30,
                                                ---------------------------------------
                                                                   1997
                                                 --------------------------------------
                                                 Average                         Yield/
                                                 Balance(2)     Interes(1)      Rate(1)
Assets:
    Loans and loans
      held for sale                               $240,858        $20,452        8.49%
    Securities and
      other investments                           $ 42,566        $ 2,465        5.79%
                                                  --------        -------

    Total interest-
      earning assets                              $283,424        $22,917        8.09%
    Non-interest earning assets                   $ 11,388

    Total assets                                  $294,812
                                                  ========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements              $223,048        $10,338        4.63%
  FHLB advances and
     other borrowings                             $ 20,942        $ 1,169        5.58%
                                                  --------        -------
  Total interest-
      bearing liabilities                         $243,990        $11,507        4.72%

  Non-interest-bearing liabilities                $ 23,603

  Stockholders' equity                            $ 27,219

  Total liabilities and stockholders' equity      $294,812
                                                  ========

Net interest income/interest rate spread                          $11,410        3.37%
                                                                  =======        ====

Net interest-earning assets/net yield on
  interest-earning assets                         $ 39,434                       4.03%
                                                  ========                       ====

Ratio of average interest-earning assets to
  interest-bearing liabilities                                                    116%
                                                                             =========

(1) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 1999, 1998, and 1997.
(2)  Non-accruing loans are included in the average balance.

Rate/Volume Analysis
--------------------

         The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. Interest income and the annual rate are calculated on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate),
(2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume).

                                              1999 Compared to 1998                   1998 Compared to 1997
                                             Increase (Decrease) Due to              Increase (Decrease) Due to
                                    --------------------------------------      ---------------------------------------
                                                                      (Dollars in Thousands)
                                                          Rate/                                        Rate/
                                    Volume     Rate      Volume      Total      Volume     Rate       Volume      Total
                                    ------     -----      -----      ------     ------     -----      -----      ------
Interest income on interest-
  earning assets:
    Loans and loans
      held for sale                 $1,387     ($765)     ($ 48)     $  574     $1,974     ($117)     ($ 11)     $1,846
    Securities and
      other investments             $3,365     ($ 73)     ($ 63)     $3,229     $1,055     $ 271      $ 115      $1,441
                                    ------     -----      -----      ------     ------     -----      -----      ------
        Total interest income       $4,752     ($838)     ($111)     $3,803     $3,029     $ 154      $ 104      $3,287
                                    ------     -----      -----      ------     ------     -----      -----      ------

Interest expense on interest-
  bearing liabilities:
     Deposits and repurchase
        agreements                  $1,839     ($521)     ($ 84)     $1,234     $1,152     ($ 13)     ($  1)     $1,138
     FHLB advances and other
       borrowings                   $1,324     ($172)     ($118)     $1,034     $  607     $ 103      $  54      $  764
                                    ------     -----      -----      ------     ------     -----      -----      ------
         Total interest expense     $3,163     ($693)     ($202)     $2,268     $1,759     $  90      $  53      $1,902
                                                                                           -----      -----      ------

Net change in net interest
income                              $1,589     ($145)     $  91      $1,535     $$1,270    $  64      $  51      $1,385
                                    ======     =====      =====      ======     =======    =====      =====      ======

Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

         The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the yields on interest-sensitive assets and interest-sensitive liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates between assets and liabilities as discussed in the Company's Interest Rate Sensitivity Analysis under the Asset/Liability Management caption in the Company's 1999 Annual Report (see Exhibit 13 hereto). Although interest rate sensitivity gap analysis is a useful measurement tool and contributes towards effective asset liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value ("NPV") is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated effect of immediate changes in interest rates at the specified levels at June 30, 1999, calculated in compliance with Thrift Bulletin No. 13:

          Change in Interest             Estimate Net Market Value
        Rates in Basis Points               of Portfolio Equity                      NPV as % of PV of Average Assets
        ---------------------               --------------------                          ---------------------
             (Rate Shock)                   Amount      $ Change     % Change              NPV Ratio     Change
             ------------                   ------      --------     --------              ---------     ------
                                             (Dollars in Thousands)

                 300                        $11,975    $(27,443)         (70)%                 2.86%       (580)
                 200                         20,823     (18,595)         (47)                  4.83        (382)
                 100                         30,107      (9,331)         (24)                  6.80        (186)
                Static                       39,418                       --                   8.66          --
                                                         --
                (100)                        48,191        8,773          22                   10.31        166
                (200)                        56,700       17,282          44                   11.83        318
                (300)                        66,518       27,100          69                   13.51        485


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

Ratios

         The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances.

                                                            Year Ended June 30,
                                                       ----------------------------
                                                        1999       1998       1997
                                                       -----       ----       ----
   Return on average assets (income
      excluding the special SAIF
      assessment of $832,000 in fiscal
      1997 net of taxes divided by
      average total assets)                             1.02%      1.07%      1.04%
   Return on average assets
      (income divided by average
      total assets)                                     1.02%      1.07%       .76%
   Return on average equity
      (income excluding the special
      SAIF assessment of $832,000
      in fiscal 1997 net of taxes divided
      by  average equity)                              12.55%     12.03%     11.28%
   Return on average equity
      (income divided by average equity)               12.55%     12.03%      8.22%
      Equity-to-assets ratio
      (average equity divided by
       average assets)                                  8.15%      8.86%      9.23%
   Dividend pay-out ratio                              27.39%     33.90%     47.46%

Subsidiaries of First Financial

         At June 30, 1999, the Bank was permitted by regulations to invest up to 2% of assets in the capital stock of, and secured and unsecured loans to, subsidiary corporations or service corporations and under certain circumstances may make conforming loans to service corporations in greater amounts. As a Pennsylvania-chartered savings institution, the Bank may diversify into any business activity approved in advance by the Department. In addition, First Financial could invest up to 30% of its assets in finance subsidiaries. Such subsidiaries must be limited purpose subsidiaries whose sole purpose is to issue debt or equity securities that the parent association is authorized to issue directly and to remit the proceeds of such issuance to the parent association.

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

         At June 30, 1999, the Bank was authorized to have a maximum investment of $8.93 million in its one first-tier wholly-owned subsidiary, D & S Service. As of such date, the Bank had invested $1.19 million in this subsidiary.

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

Competition

         First Financial encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings and loan associations, savings banks and credit unions conducting business in its primary market area. The Bank also encounters competition for deposits from money market and other mutual funds, as well as corporate and government securities and insurance companies. The principal methods used by the Bank to attract deposit accounts include offering a variety of services and interest rates and providing convenient office locations and expanded banking hours. The Bank's competition for real estate and other loans comes principally from other savings institutions, credit unions, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. First Financial competes for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers and real estate brokers.

Employees

         The Company had 142 full-time employees and 30 part-time employees as of June 30, 1999. None of these employees are represented by a collective bargaining agent and the Company believes that it enjoys good relations with its personnel.

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

         Federal Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association re-qualifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-Regulation of the Bank - Qualified Thrift Lender Test."

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

         In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans by savings associations to executive officers, directors and principal stockholders of the Company and the Bank. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association or the company that controls the savings association, and certain affiliated interests of such insiders (i) may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) (ii) must be made on terms substantially the same as offered in comparable transactions to other persons, provided the Bank is not prohibited from extending credit pursuant to a benefit or compensation program widely available to employees of the Bank and the Company and that does not give preference to any officer, director or principal stockholder over other employees thereof, and (iii) may in certain cases, require prior board approval. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places certain additional restrictions on loans to executive officers. At June 30, 1999, the Bank was in compliance with the above restrictions.

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

         As of June 30, 1999, PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $1.53 million, or $1.28 million in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to 1. At June 30, 1999 PCIS' net capital ratio was .05 to 1.

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

         OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by an valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at June 30, 1999.

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

         In August 1993, the OTS adopted a final rule incorporating an inters-rate risk component into the risk-based capital regulation. Under the rule, an institution with greater that "normal" interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution has greater than "normal" interest rate risk if it would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the market value of its assets. The rule also authorizes the OTS to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the OTS indicated that it would waive the capital deductions for institutions with greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS established (1) an appeals process to handle "requests for adjustments" to the interest rate risk component and (2) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The OTS also indicated that it would continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process.


         The following table sets forth a reconciliation between the Bank's stockholder's equity and each of its three capital requirements at June 30, 1999.

                                                                                                  To Be Well
                                                                                                  Capitalized
                                                                                                  Under Prompt
                                                                        For Capital                 Corrective
                                                Actual               Adequacy Purposes           Action Provisions
                                       ---------------------        --------------------        -------------------
                                        Amount         Ratio         Amount        Ratio        Amount        Ratio
                                        ------         -----         ------        -----        ------        -----
As of June 30, 1999:
Total Capital
   (to Risk Weighted Assets)             $34,005        13.05%        $20,848        8.00%      $26,060       10.00%
Tier 1 Capital
   (to Risk Weighted Assets)             $30,768        11.81%        $10,424        4.00%      $15,636        6.00%
Tier 1 Capital
   (to Average Assets)                   $30,768         6.86%        $17,934        3.00%      $22,418        5.00%

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

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At June 30, 1999, the Bank's liquidity ratio was 18.34% and its short-term liquidity ratio was 18.34%.

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

        Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assents, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card, small business and education loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At June 30, 1999, under the expanded QTL test, approximately 79.6% of the Bank's portfolio assets were qualified thrift investments.

        Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approved a capital distribution.

        Federal Home Loan Bank System. The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 1999, the Bank's advances from the FHLBP amounted to $50.38 million.

        As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 1999, the Bank had $3.78 million in FHLB stock, which was in compliance with this requirement.

        As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended June 30, 1999, dividends paid by the FHLBP to the Bank totaled approximately $208,200.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and super NOW checking accounts) and non-personal time deposits. At June 30, 1999, the Bank was in compliance with such requirements.

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

        Bad Debt Reserves. Legislation enacted under the Small Business Job Protection Act of 1996 (the "Act") provided for the Bank to recapture into income, over a six-year period, only the portion of its tax bad debt reserves as of June 30, 1996, that exceed its base year reserves (i.e., tax reserves for years beginning before 1988). Under the Act, the amount of the excess base year reserves subject to recapture would be suspended for each of two successive tax years beginning July 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans the Bank made during its six preceding tax years. The Bank's total tax bad debt reserves at June 30, 1999, are approximately $3.04 million, of which $2.64 million represents the base year amount and $407,000 is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations. The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted to certain distributions. Under the provisions of the Act, the Bank is considered a "small bank" (i.e., a bank that has total assets under $500 million) and may claim its tax bad debt for tax years beginning after December 31, 1995, using a six-year average of its loan charge-offs to total loans.

        Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of bad debt deduction allowable for a taxable year over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on a newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and beginning before January 1, 1996, the Company is also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year over $2.0 million.

        IRS Examinations. The Company's consolidated federal income tax returns for taxable years through June 30, 1995, have been closed for the purposes of examination by the IRS.

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

ITEM 2.  PROPERTIES
-------------------

Offices and Other Material Properties

        At June 30, 1999, the Bank conducted its business from its main office in Downingtown, Pennsylvania and eight full-service branch offices. PCIS conducts its business from two offices.

        The following table sets forth certain information with respect to the offices of the Company as of June 30, 1999:

                                                                                          Net Book Value of
                                                              Lease                    Property and Leasehold
                                     Owned or              Expiration                       Improvements at
                                      Leased                  Date                           June 30, 1999               Deposits
                                      ------                  ----                           -------------               --------
First Financial Bank:
Main Office:
  100 E. Lancaster Avenue
  Downingtown PA 19335                  Own                      --                                $   986                $112,752
Branch Offices:
Exton-Lionville
  601 N. Pottstown Pike
  Exton PA  19341                       Own                       --                                   402                  63,082
Frazer-Malvern
  200 W. Lancaster Avenue
  Frazer PA 19355                       Own                       --                                 1,303                  39,211
Thorndale
  3909 Lincoln Highway
  Downingtown PA 19335                  Lease                 9/30/2000                                 42                  44,142
Westtown
  1197 Wilmington Pike
  West Chester PA 19382                 Lease                 10/31/99                                 120                  52,080
Airport Village
  102 Airport Road                      Own Bldg.
  Coatesville PA 19320                  Lease Land            11/30/04                                 324                  17,371
Brandywine Square
  82 Quarry Road
  Downingtown PA 19335                  Lease                  8/14/11                                  90                  25,568
Devon
  414 Lancaster Avenue
  Devon  PA  19333                      Own                         --                               1,449                   5,308
                                                                                                    ------                --------
              Total                                                                                 $4,716                $359,514
                                                                                                    ======                ========
PCIS:
Philadelphia
One Liberty Place, Suite 3050
1650 Market Street,
Philadelphia  PA 19103                  Lease                 5/31/04
Wayne
485 Devon Park Dr. Suite 109
Wayne  PA 19087                         Lease                 11/30/02

        In addition, the Company currently owns two developed properties adjacent to its main office. These properties are being held for possible use as future office facilities and expansion of the main office. One of the properties is currently being leased to other users. The net book value of each of the two parcels at June 30, 1999 was approximately $10,800 and $86,300.

        In September 1989, the Bank entered into a 10-year operating lease for the Bank's Westtown office. The lease contains two five-year options to renew.

        In October 1990, the Bank entered into a 10-year lease agreement in connection with the relocation of its existing branch in Thorndale to a new site in the Thorndale area. The lease includes two five-year options to extend the lease.

        In May 1994, the Bank entered into a 10-year lease agreement for land in connection with the construction of the Airport Village branch. The lease includes three five-year options to extend the lease.

        In April 1995, the Bank entered into a 15-year lease agreement for the Bank's Brandywine Square office.

        In December 1997, PCIS entered into a 5-year lease agreement for PCIS's Wayne office.

        In June 1999, PCIS entered into a 5-year lease agreement for PCIS's Philadelphia office.

        First Financial operates and participates in the MAC(R) Money Access Service shared Automated Teller Machine ("ATM") network system. In addition, First Financial operates seven office ATMs under the MAC(R) system.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

        The Company is not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        Not applicable.

PART II

ITEM 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

        The information required herein is incorporated by reference from "Market Information" on page 23 of the Company's 1999 Annual Report to Stockholders included herein as Exhibit 13 hereto ("Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

        The information required herein is incorporated by reference from page 3 of the Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

        The information required herein is incorporated by reference from pages 16 to 23 of the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

        The information required herein can be found on pages 28 to 29 of this 10K document.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        The financial statements and supplementary data required herein are incorporated by reference from pages 24 to 40 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        Not applicable.

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        The information required herein is incorporated by reference from pages 2 to 7 of the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of the end of the Company's fiscal year ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        The information required herein is incorporated by reference on pages 9 and 10 of the Company's Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        The information required herein is incorporated by reference from pages 1 to 9 of the Company's Definitive Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

        The information required herein is incorporated by reference to page 18 of the Definitive proxy Statement.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)     The following documents are filed as part of this report:

        (1) The following financial statements are incorporated by reference into Item 8 hereof from pages 24 to 40 of the Annual Report,
               Exhibit 13 hereto:

               Consolidated Statements of Financial Condition at June 30, 1999 and 1998 Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998, and 1997 Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998, and 1997 Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.
               Notes to Consolidated Financial Statements.

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


(b)     Reports on Form 8-K

        None

(c) The following exhibits are filed as a part of this form 10-K and this list includes the Index to Exhibits.

                                Index to Exhibits

Number         Description of Documents
------         ------------------------

3a             Restated Articles of Incorporation**
3b             Bylaws, as amended
4              Specimen Stock Certificate*
10a            Key Employee Stock Compensation Program, as amended**
10b            Employee Stock Ownership Plan**
10c            Employment Agreement By and Between the Holding Company, the Bank
               and Ellen Ann Roberts**
10e            Employment Agreement By and Between the Holding Company, the Bank
               and Colin N. Maropis**
10f            Employment Agreement By and Between the Holding Company, the Bank
               and Anthony J. Biondi**
10h            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Ellen Ann Roberts***
10j            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Colin N. Maropis ***
10k            Amendment  No. 1 to the  Employment  Agreement By and Between the
               Holding Company, the Bank and Anthony J. Biondi***
101            1997 Stock Option Plan****
10m            1993 Stock Option Plan as Amended
13             Annual Report to Stockholders
21             Subsidiaries  of the  Registrant - Reference is made to Item,  1,
               Business - Subsidiaries," for the required information
23             Consent of Independent Auditors
27             Financial Statement Schedule
(*)            Incorporated herein by reference from the Company's  Registration
               Statement on Form S-4 (33-30433) dated August 10, 1989
(**)           Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1990
(***)          Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992
(****)         Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHESTER VALLEY BANCORP INC.


September 28, 1999                    By: /s/ Ellen Ann Roberts
                                          ---------------------
                                          Ellen Ann Roberts
                                          Director, Chairman of the Board
                                          and Chief Executive Officer

/s/ Anthony J. Biondi                         September 28, 1999
---------------------
Anthony J. Biondi
Director

/s/ Robert J. Bradbury                        September 28, 1999
----------------------
Robert J. Bradbury
Director

/s/ Edward T. Borer                           September 28, 1999
-------------------
Edward T. Borer
Director

/s/ John J. Cunningham, III                   September 28, 1999
---------------------------
John J. Cunningham, III
Director

/s/  Gerard F. Griesser                       September 28, 1999
-----------------------
Gerard F. Griesser
Director

/s/  James E. McErlane                        September 28, 1999
----------------------
James E. McErlane
Director and Secretary

/s/  Richard L. Radcliff                      September 28, 1999
------------------------
Richard L. Radcliff
Director

/s/  Emory S. Todd                            September 28, 1999
------------------
Emory S. Todd
Director

/s/  William M. Wright                       September 28, 1999
----------------------
William M. Wright
Director

/s/ Anthony J. Biondi                         September 28, 1999
---------------------
Anthony J. Biondi
President, COO and
Acting Chief Financial Officer