Form 10-Q
period 1999-09-30
CHESTER VALLEY BANCORP INC
filed 1999-11-15
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

Transitional Small Business Disclosure Format.  YES  [   ]       NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                 3,880,919
         ------------------------------                 ---------
               (Title of Each Class)          (Number of Shares Outstanding
                                                  as of November 1, 1999)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         September 30, 1999 and June 30, 1999 (Unaudited)

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended September 30, 1999 and 1998 (Unaudited)

         STATEMENT OF OTHER COMPREHENSIVE INCOME
         Three Months Ended September 30, 1999 and 1998 (Unaudited)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three Months Ended September 30, 1999 and 1998 (Unaudited)

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART 2.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                       September 30,   June 30,
                                                                           1999          1999
                                                                         ---------    ---------
ASSETS:

Cash in banks                                                            $   7,806    $   5,194
Interest-earning deposits                                                    5,251       13,409
                                                                         ---------    ---------
     Total cash and cash equivalents                                        13,057       18,603
Trading account securities                                                   8,947        9,221
Investment securities available for sale                                   122,473      109,600
Investment securities (fair value - September 30,

      $7,474; June 30, $7,816)                                               7,459        7,801
Loans receivable, less allowance for
      loan losses of $3,721 and $3,651                                     305,115      291,388
Accrued interest receivable                                                  3,038        2,461
Property and equipment - net                                                 8,064        8,200
Other assets                                                                 5,096        3,884
                                                                         =========    =========
     Total Assets                                                        $ 473,249    $ 451,158
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits                                                                 $ 346,169    $ 359,514
Advance payments by borrowers for taxes and insurance                        1,154        3,055
Federal Home Loan Bank advances                                             88,760       50,375
Other borrowings                                                               711          653
Accrued interest payable                                                     1,362        1,573
Other liabilities                                                            1,806        2,135
                                                                         ---------    ---------
     Total Liabilities                                                   $ 439,962    $ 417,305
                                                                         ---------    ---------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                 --           --
Common stock - $1.00 par value; 10,000,000 shares authorized;
      3,898,170 and 3,707,460 shares issued at September 30,
     and June 30, respectively                                               3,898        3,707
Additional paid-in capital                                                  20,753       17,904
Retained earnings - partially restricted                                    11,720       13,794
Accumulated other comprehensive income (loss)                               (3,084)      (1,552)
                                                                         ---------    ---------
     Total Stockholders' Equity                                             33,287       33,853
                                                                         ---------    ---------

     Total Liabilities and Stockholders' Equity                          $ 473,249    $ 451,158
                                                                         =========    =========

See accompanying notes to unaudited consolidated financial statements

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                    (Unaudited)
                                                                Three Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                1999          1998
                                                            -----------    -----------
INTEREST INCOME:
  Loans                                                     $     5,900    $     5,650
  Investment securities and interest-bearing deposits             2,342          1,340
                                                            -----------    -----------
     Total interest income                                        8,242
                                                                                 6,990
                                                            -----------    -----------
INTEREST EXPENSE:
  Deposits                                                        3,457          3,112
  Securities sold under agreements to repurchase                   --                3
  Short-term borrowings                                             388            237
  Long-term borrowings                                              526            419
                                                            -----------    -----------
     Total interest expense                                       4,371          3,771
                                                            -----------    -----------
NET INTEREST INCOME                                               3,871          3,219
  Provision for loan losses                                         105             45
                                                            -----------    -----------
      Net interest income after provision for loan losses         3,766          3,174
                                                            -----------    -----------
OTHER INCOME:
  Investment services income, net                                   812            746
  Service charges and fees                                          399            360
  (Loss) gain on trading account securities                         (12)           153
  Gain on sale of assets available for sale                          13             80
  Other                                                              46             47
                                                            -----------    -----------
     Total other income                                           1,258          1,386
                                                            -----------    -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                  1,803          1,668
  Occupancy and equipment                                           540            508
  Data processing                                                   218            190
  Deposit insurance premiums                                         48             42
  Other                                                             713            581
                                                            -----------    -----------
     Total operating expenses                                     3,322          2,989
                                                            -----------    -----------
  Income before income taxes                                      1,702          1,571
  Income tax expense                                                422            472
                                                            -----------    -----------
NET INCOME                                                  $     1,280    $     1,099
                                                            ===========    ===========

                                                                    (Unaudited)
                                                                Three Months Ended
                                                                  September 30,
                                                            --------------------------
                                                                1999          1998
                                                            -----------    -----------
EARNINGS PER SHARE (1):

  Basic                                                     $       .33    $       .29
                                                            ===========    ===========
  Diluted                                                   $       .33    $       .28
                                                            ===========    ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                  $       .09    $       .07
                                                            ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):

  Basic                                                       3,889,814      3,849,890
                                                            ===========    ===========
  Diluted                                                     3,922,179      3,895,015
                                                            ===========    ===========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1999 and the three-for-two stock split effected in the form of dividend in December 1998.

     See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                     (Unaudited)
                                                                  Three Months Ended
                                                                     September 30,
                                                                  ------------------
                                                                    1999       1998
                                                                  -------    -------
OTHER  COMPREHENSIVE INCOME (LOSS), NET OF TAX:

  Net income                                                      $ 1,280    $ 1,099
  Net unrealized holding gains (losses) on securities available
     for sale during the period                                    (1,531)       106
  Less reclassification adjustment for gains (losses)
     included in net income                                             1        (12)
                                                                  -------    -------
COMPREHENSIVE (LOSS) INCOME                                       $  (252)   $ 1,217
                                                                  =======    =======





     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               (Unaudited)
                                                                            Three Months Ended
                                                                               September 30,
                                                                           --------------------
                                                                             1999        1998
                                                                           --------    --------
Cash flows from (used in) operating activities:

Net income                                                                 $  1,280    $  1,099
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation                                                                 226         202
   Provision for loan losses                                                    105          45
   Loss (gain) on trading account securities                                     12        (153)
   (Gain) on sale of loans  held for sale                                      --           (22)
   (Gain) on sale of securities available for sale                              (13)        (58)
   Proceeds from sale of loans held for sale                                   --         1,457
   Amortization of deferred loan fees, discounts and premiums                  (210)       (171)
   Decrease (increase) in trading account securities                            262      (2,700)
   (Increase) decrease in accrued interest receivable                          (577)       (166)
   (Increase) decrease in other assets                                       (1,212)      1,382
   (Decrease) increase in other liabilities                                    (329)      1,814
   (Decrease) increase in accrued interest payable                             (211)        271
                                                                           --------    --------
Net cash flows from (used in) operating activities                             (667)      1,543
                                                                           --------    --------
Cash flows from (used in) investment activities:

   Capital expenditures                                                         (90)       (422)
   Net increase in loans                                                    (13,716)       (721)
   Purchase of investment securities                                           (757)       --
   Proceeds from maturities, payments and calls of investment securities      1,096       4,040
   Purchase of securities available for sale                                (35,821)    (15,035)
   Proceeds from sales and calls of securities available for sale            21,526       7,297
                                                                           --------    --------
Net cash flows used in investment activities                                (27,762)     (3,384)
                                                                           --------    --------

                                                                               (Unaudited)
                                                                            Three Months Ended
                                                                               September 30,
                                                                           --------------------
                                                                             1999        1998
                                                                           --------    --------
Cash flows from (used in) financing activities:

   Net  decrease in deposits before interest credited                       (17,188)     (7,369)
   Interest credited to deposits                                              3,843       2,527
   Increase in securities sold under agreements to repurchase                  --           291
   Proceeds from FHLB advances                                               38,400       8,599
   Repayments of FHLB advances                                                  (15)     (1,216)
   Decrease in advance payments by borrowers for taxes and insurance         (1,901)     (2,001)
   Net increase in other borrowings                                              58         114
   Cash dividends on common stock                                              (333)       (256)
   Repayments of principal on ESOP debt                                        --           (50)
   Common stock issued                                                          161         121
   Payment for fractional shares                                                 (7)        (11)
   Stock options exercised                                                       56          15
   Reduction of common stock acquired by ESOP                                  --            50
   Common stock repurchased as treasury stock                                  (191)       --
                                                                           --------    --------
Net cash flows from financing activities                                     22,883         814
                                                                           --------    --------
Net decrease in cash and cash equivalents                                    (5,546)     (1,027)

Cash and cash equivalents:

   Beginning of period                                                       18,603      15,905
                                                                           --------    --------
   End of period                                                           $ 13,057    $ 14,878
                                                                           ========    ========

Supplemental disclosures:
   Cash payments during the year for:

      Taxes                                                                $     54    $    315
      Interest                                                             $  4,582    $  3,500

Non-cash items:

   Stock dividend issued                                                   $  3,014    $  3,017
   Net unrealized (loss) gain on investment securities
       available for sale, net of tax                                      $ (1,532)   $    118

See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Chester Valley Bancorp Inc. (the "Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in 1989. The Company is subject to the regulations of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities. The business of the Company and its subsidiaries consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its eight branch offices in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail deposit and loan products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to extensive competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts to individuals and small corporate accounts.

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

The results of operations for the three-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Earnings Per Share

The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividend paid in September 1999 and the three-for-two stock split effected in the form of a dividend in December 1998.

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                              September 30,
                                                     ---------------------------
                                                         (Dollars in Thousands,
                                                       Except Per Share Amounts)

                                                        1999             1998
                                                     ----------       ----------
Numerator:
   Net income                                        $    1,280       $    1,099
                                                     ==========       ==========

Denominator:
   Denominator for basic per share-
   weighted average
   shares                                             3,889,814        3,849,890

Effect of dilutive securities:
   Stock options                                         32,365           45,125
                                                     ----------       ----------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                           3,922,179        3,895,015
                                                     ==========       ==========

Basic earnings per share                             $      .33       $     0.29
                                                     ==========       ==========

Diluted earnings per share                           $      .33       $     0.28
                                                     ==========       ==========

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                 At September 30,     At June 30,
                                                      1999               1999
                                                    ---------         ---------
                                                       (Dollars in Thousands)
First mortgage loans:
   Residential                                      $ 162,369         $ 157,342
   Construction-residential                            14,257            14,469
   Land acquisition and
      development                                       4,166             5,075
   Commercial                                          59,470            55,198
   Construction-commercial                             11,089             9,794
Commercial business                                    17,801            14,708
Consumer                                               55,801            51,416
                                                    ---------         ---------

Total loans                                           324,953           308,002
                                                    ---------         ---------

Less:
   Undisbursed loan proceeds:
      Construction-residential                         (8,590)           (8,712)
      Construction-commercial                          (5,922)           (2,681)
   Deferred loan fees - net                            (1,605)           (1,570)
   Allowance for loan losses                           (3,721)           (3,651)
                                                    ---------         ---------

Net loans                                           $ 305,115         $ 291,388
                                                    =========         =========

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the three- month period ended September 30, 1999, the recorded investment in impaired loans was not material.

NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $5.69 million as of September 30, 1999, of which $4.49 million was for variable-rate loans. The balance of the commitments represents $1.20 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 7.38% and 9.00%. At September 30, 1999, the Company had $14.51 million of undisbursed construction loan funds as well as $16.77 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 1999 and June 30, 1999 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since September 30, 1999 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                                                           To Be Well
                                                                                                         Capitalized
                                                                                Required                  Under Prompt
                                                                               For Capital               Corrective
                                                      Actual                Adequacy Purposes           Action Provisions
                                            -------------------------     ------------------------    ----------------------
                                              Amount         Ratio         Amount         Ratio        Amount       Ratio
                                              ------         -----         ------         -----        ------       -----
As of September 30, 1999:

   Total Capital
     (to Risk Weighted Assets)                 $35,376        12.95%        $21,853         8.00%      $27,316       10.00%

   Tier 1 Capital
     (to Risk Weighted Assets)                 $31,958        11.70%        $10,927         4.00%      $16,390        6.00%

   Tier 1 Capital
     (to Average Assets)                       $31,958         6.77%        $18,868         4.00%      $23,585        5.00%

As  of June 30, 1999:

   Total Capital
     (to Risk Weighted Assets)                 $34,005        13.05%        $20,848         8.00%      $26,060       10.00%

   Tier 1 Capital
    (to Risk Weighted Assets)                  $30,768        11.81%        $10,424         4.00%      $15,636        6.00%

   Tier 1 Capital
     (to Average  Assets)                      $30,768         6.86%        $17,934         4.00%      $22,418        5.00%

NOTE 5 - SEGMENT REPORTING

The Company has two reportable segments: First Financial Bank ("FFB") and Philadelphia Corporation for Investment Services ("PCIS"). FFB operates a branch bank network with eight full-service banking offices and provides deposit and loan services to customers. Additionally, FFB offers trust services at its Downingtown headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are no material intersegment sales or transfers.

The Company's reportable segments have traditionally been two independent financial services institutions. PCIS was acquired by the Company on May 29, 1998. The two segments are managed separately. All senior officers from PCIS prior to the acquisition have been retained to manage the segment.

The following table highlights income statement and balance sheet information for each of the segments at or for September 30, 1999 and 1998:

                                                   At and during the three months ended September 30,
                                                              (Dollars in Thousands)
                            -----------------------------------------------------------------------------------
                                             1999                                       1998
                            ----------------------------------------   ----------------------------------------
                               FFB           PCIS          Total           FFB           PCIS         Total
                            -----------    ---------    ------------   ------------    ---------    -----------
Net interest
    income                      $3,848          $23          $3,871         $3,195          $24         $3,219
Other income                       498          760           1,258            644          742          1,386
Total Net income                 1,209           71           1,280          1,005           94          1,099
Total assets                   470,718        2,531         473,249        378,898        2,230        381,128
Total trading
    securities                   8,483          464           8,947         22,680          525         23,205

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used
"forward looking statements" to describe the future plans and strategies including management's expectations of the Company's Year 2000 readiness and future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include, but are not limited to, interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation, Year 2000 uncertainties and other uncertainties described in the Company's filings with the Securities and Exchange Commission. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

The Company's total assets increased to $473.25 million at September 30, 1999, from $451.16 million at June 30, 1999, principally due to a $13.73 million increase in the loan portfolio followed by a $12.26 million aggregate increase in trading account securities, investment securities available for sale and investment securities to $138.88 million from $126.62 million at June 30, 1999. Such increases were funded in large part by increases Federal Home Loan Bank ("FHLB") advances from $50.38 million at June 30, 1999, to $88.76 million at September 30, 1999.

Stockholders' equity decreased to $33.29 million at September 30, 1999 from $33.85 million at June 30, 1999, as a result of the recognition of an increase in net unrealized losses on securities available for sale, net of taxes, of $1.53 million and the payment during the period of cash dividends totaling $333,000. The decrease in stockholders' equity was offset by net income of $1.28 million, the sale of $161,000 of common stock in connection with the Company's dividend reinvestment plan, and $56,000 received as a result of the exercise of stock options.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 22.7% to $4.11 million for the three-month period ended September 30, 1999, compared to $3.35 million for the same period in 1998. Total interest income, on a fully tax equivalent basis, increased to $8.48 million for the three-month period ended September 30, 1999, from $7.12 million for the same period in 1998, primarily as a result of the effect of an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $442.99 million for the three-month period ended September 30, 1999, from $367.13 million for the same period in 1998. The increase was primarily due to a $61.09 million increase in the average balance of all investment securities during the same period. Partially offsetting the effect on interest income of the increases in the average balances was the 10 basis-point decrease in the yield to 7.66% on interest-earning assets for the three-month period ended September 30, 1999, as the result of declining general market rates of interest.

Total interest expense increased 15.9% to $4.37 million for the three-month period ended September 30, 1999, compared to $3.77 million for same period in 1998. This was largely the result of the increase in the average balance of interest-bearing liabilities to $390.31 million for the three-month period ended September 30, 1999, as compared to $314.68 million for the same period in 1998. This increase was principally due to a $54.71 million increase in the average balance of deposits during the same period. Partially offsetting the increase in interest expense was a decrease in the average rate paid on such liabilities to 4.48% for the three-month period ended September 30, 1999, from 4.79% for the same period in 1998. This was primarily the result of declining general market rates of interest and management's continued effort to focus its growth in the areas of low-costing or no-cost deposits.

The tax equivalent interest rate spread increased to 3.18% from 2.97%, and the average tax equivalent net yield on interest-earning assets increased to 3.71% from 3.65% for the three-month period ended September 30, 1999 and 1998, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $105,000 for loan losses during the three-month period ended September 30, 1999, as compared to $45,000 for the same period in 1998. The increase is the result of the growth in the loan portfolio of $31.56 million between September 30, 1998 and September 30, 1999. These provisions have been added to the Company's allowance for loan losses due to current economic conditions and management's assessment of the known and inherent risk of loss existing in the loan portfolio. At September 30, 1999, the allowance for loan losses totaled $3.72 million or 1.20% of net loans (before allowance), compared to $3.65 million or 1.24% of net loans at June 30, 1999. As a percentage of non-performing assets, the allowance for loan losses was 384% at September 30, 1999 compared to 391% at June 30, 1999, and further compared to 284% at September 30, 1998.

Other Income

Total other income decreased to $1.26 million during the three-month period ended September 30, 1999 as compared to $1.39 million during the same period in 1998. Investment services income increased 8.84% during the three-month period ended September 30, 1999, compared to the same period in 1998 as the result of PCIS' increased commission income due to an increase in customer trading activity and an increase in money market fund fees resulting from an increase in customer balances. In addition, PCIS' advisory fee income increased due to the continued implementation of the strategic plan of PCIS to focus on advisory services as it provides a more stable revenue stream for PCIS and stabilizes expenses for the customer. Investment services income also increased as the result of the opening of the Bank's Investment Services and Trust Division
("Trust Division") in the second quarter of fiscal 1998. The Trust Division offers both individual and corporate clients an array of money management, trust and investment services including portfolio management, estate and retirement planning, and self directed individual retirement accounts. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to increased usage and also an increased number of cardholders, contributed to the increase of $39,000 in service charges and fees during the three-month period ended September 30, 1999. The Company recognized gains on trading account securities and sales of assets available for sale of $1,000 during the three-month period ended September 30, 1999 compared to $233,000 during the same period in 1998.

Operating Expenses

Total operating expenses increased $333,000 or 11.1% to $3.32 million for the three-month period ended September 30, 1999 as compared to the same time period in 1998. The increase in operating expenses for the three-month period in fiscal 2000 was due to (i) normal salary increases combined with benefits expense; (ii) the increased number of staff associated with the addition of the Bank's Trust Division combined with the expansion of the Bank's Commercial Loan Department;
(iii) an increase in occupancy and equipment expenses related to renovations required to provide accommodations for the Bank's new Trust Division; and (iv) an increase in occupancy and equipment expenses related to the Company's conversion of its data service processing system and its computer hardware and software upgrades as the result of the Company's strategic technology plan and the Year 2000 issues (see " Year 2000 Issues" herein).

Income Tax Expense

Income tax expense was $422,000 for the three-month period ended September 30, 1999, compared to $472,000 for the same period in 1998. The decrease in income tax expense for the three-month period ended September 30, 1999 is due to a higher portion of the Company's pre-tax earnings comprised of tax-free interest income as compared to the same period in 1998.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and REO and totaled $969,000 and $933,000 at September 30, 1999 and June 30, 1999 respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At September 30, 1999, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .20% at September 30, 1999 compared to .21% at June 30, 1999, and .31% at September 30, 1998. Non-performing loans, which totaled $969,000 at September 30, 1999 consisted of 8 single-family residential mortgage loans aggregating $690,000 and non-performing consumer and commercial business loans totaling $279,000.

At September 30, 1999 the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.14 million compared to $1.24 million at June 30, 1999, and further compared to $1.48 million at September 30, 1998. Included in assets classified substandard at September 30, 1999 and 1998, and at June 30, 1999, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. The Company maintains a $4.21 million investment in a long-term tax-free revenue bond which it has classified as special mention as a result of a deterioration in cash flow for debt service. The investment has been performing since its origination. Company management has met with the debtor and a plan was presented to management to improve these deficiencies. The Company has underwritten and is reporting $2 million of this investment as a loan in connection with its due diligence since the bonds are not rated. This project is being closely monitored by management on a monthly basis.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At September 30, 1999, the Company had $5.69 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $14.51 million and $16.77 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On August 18, 1999, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.09 per share, both of which were paid on September 17, 1999, to stockholders of record as of September 3, 1999.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended September 30, 1999 was 16.06%.

                                YEAR 2000 ISSUES

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data as the year 2000 approaches. Banking, by its nature, is a very data processing intensive industry. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. In order to be ready for the year 2000, the Company has developed a Year 2000 Action Plan (the "Action Plan") which was presented and approved by the Company's Board of Directors in December 1998. The Action Plan was developed using both the guidelines outlined in the Federal Financial Institutions Examination Council's ("FFIEC") "The Effect of 2000 on Computer Systems" as well as guidance provided by the Securities and Exchange Commission (the "SEC"). The Company's Board of Directors assigned responsibility for the Action Plan to the Year 2000 Project Team chaired by the Company's President and Chief Operating Officer who reports to the Board of Directors with respect to the status of the implementation of the Action Plan on a monthly basis. The Action Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be significantly affected by the Year 2000 Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities transactional and safekeeping services, securities pricing information, etc.). The Year 2000 Project Team is currently working with these third party vendors to assess their Year 2000 readiness and are performing Year 2000 testing as required. Based on an ongoing assessment management presently believes that with the recent conversions and modifications to the Company's software and hardware, including a conversion by the Bank to a new core data processing system in October 1998, the Company and its third party vendors are taking the appropriate steps to ensure critical systems will function properly.

Please be advised that this portion of the quarterly report is designated as a Year 2000 readiness disclosure pursuant to the Year 2000 information and readiness disclosure act (Public Law 105-271, October 19, 1998). It is intended for informational purposes only and is not intended to be a representation or warranty.

Company's State of Readiness

The Bank has identified five mission critical systems (without which the Bank cannot operate) and critical applications (necessary applications but the Company can function for a moderate amount of time without such applications being Year 2000 compliant) operated or supported by third party vendors. These five mission critical systems include: 1) the core data service processing system for deposit, loan and general ledger account processing; 2) the Electronic Network which controls the Bank's ATMs and telephone voice response units, as well as processes its ATM cards and debit cards; 3) the equipment and software that processes the Bank's item processing and check inclearing; 4) the Wide Area Network ("WAN") which facilitates electronic communications between the Bank's branches and its core processor; and 5) the software that processes the backroom statement operations for the Bank's Trust Division. Of such mission critical systems and critical applications, the Company has been informed by a substantial majority of its vendors that they are either Year 2000 compliant or that they will be compliant and are in the process of revising and testing their systems for Year 2000 compliance. The most critical system for the Bank is its core data processing service which is provided by a third party vendor ("DPS Provider"). The DPS Provider services over 1,000 banks nationally. In May 1998, the Bank entered into an agreement with the DPS Provider whereby the DPS
Provider warranted certain conditions regarding Year 2000 compliance. The DPS Provider has informed the Bank that it has completed the testing of its systems. The Bank has received and will continue to receive and review carefully the results of the DPS Provider testing. Phase I and Phase II of testing of the DPS Provider system was completed in July 1998 and December 1998, respectively, with substantially all such systems evidencing Year 2000 compliance.

All of the Company's vendors of its mission critical systems and critical applications have provided written assurances that their products and services will be Year 2000 compliant. As of September 30, 1999, the Company successfully completed its mission critical modifications and conversions and related testing of all mission critical and non-mission critical systems.

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

PCIS, pursuant to Section 240.17a-5(e)(5)(iii) of the Securities Exchange Act of 1934, filed Part I and Part II of Form BD-Y2K with the SEC which applies to brokers with minimum net capital of $100,000 or more. Part I and Part II of Form BD-Y2K was filed in August 1998 and included PCIS's Year 2000 Action Plan, including contingency planning and timeline. Part I and Part II of Form BD-Y2K were also required to be filed with the SEC by April 30, 1999 and included an update for PCIS's Year 2000 planning as of March 15, 1999. PCIS has identified three mission critical systems within its operations. These three mission critical systems include: 1) clearing brokerage service, client account statement production and client account maintenance; 2) investment market services including stock and bond quote information as well as newswire informational service; and 3) the internal personal computer Local Area Network ("LAN") system. The two vendors which provide the clearing brokerage services and the investment market services have upgraded to Year 2000 certified software which PCIS installed during the first quarter of calendar 1999. The contracts signed with both vendors include Year 2000 compliance assurances. Installation and testing of this software has been completed by PCIS. The LAN networks are also being replaced with software that is assured to be Year 2000 compliant. Virtually all the personal computer equipment was replaced as a result of the new specification requirements dictated by the clearing brokerage and investment market service vendors, and is Year 2000 compliant certified. PCIS is a member of the National Association of Securities Dealers, Inc. (the "NASD") and as such is required to report to the NASD on a regular basis. This reporting process is done electronically through software that the NASD provides. PCIS has been informed by the NASD that the software is Year 2000 compliant.

Risks of Year 2000

While the Company has received assurances from such vendors as to compliance, such assurances are not guarantees and may not be enforceable, or often limit the warrantor's liability or excluded liability for consequential damages. The Company's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendors' products and/or services are not Year 2000 compliant, the Company's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company. There can be no assurance that potential systems interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Contingency Plans

The Company's Year 2000 Action Plan included a company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed for a substantial majority of its mission critical hardware and software applications as of December 31, 1998, with the remainder completed by March 31, 1999. The Year 2000 Project Team is reviewing substantially all mission critical test plans and contingency plans to ensure the reasonableness of the plans. The Company's contingency plans also include plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide, to the best of the Company's ability, documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations on a limited basis. Such plans may include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate.

Pursuant to FFIEC guidelines, the Bank has adopted a liquidity contingency plan to address the potential liquidity issues that federal banking regulators have raised. This plan includes ordering extra currency, utilizing lines of credit and holding more liquid investments in order to provide the Bank with the ability to maintain smooth operations in the event of abnormally large withdrawals of funds by consumers concerned with the effect of the advent of the Year 2000.

Costs of Year 2000

The Company did not incur any costs associated with the Year 2000 project during the first quarter and does not anticipate incurring any additional costs for the Year 2000 project.

                         RECENT ACCOUNTING ANNOUNCEMENTS

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (as amended by SFAS No. 137 in June, 1999) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not yet decided whether to adopt the statement early or determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investments securities, on the Company's operations, financial condition or equity.

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

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest sensitivity position throughout the year. Although interest rate sensitivity gap is a useful measurement and contributes towards effective asset/liability management, it is difficult to predict the effect of changing interest rates solely on that measure. An alternative methodology is to estimate the changes in the Company's portfolio equity over a range of interest rate scenarios.

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At September 30, 1999, the Company serviced $16.70 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

                               Interest Rate Sensitivity Analysis at September 30, 1999

                                                (Dollars in thousands)

                                                                    More Than   More Than     More Than     More Than
                                                                 Three Months  Six Months      One Year   Three Years
                                                   Three Months       Through     Through       Through       Through
                                                        or Less    Six Months    One Year   Three Years    Five Years
                                                   ------------  ------------  ----------   -----------    ----------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                            $  20,271     $  15,573     $  35,097     $  81,881     $  44,501
        Commercial                                     9,852         1,541         2,046         3,401           700
        Consumer                                       8,093         1,996         4,262        13,982         9,144
   Securities and interest-bearing deposits           42,603         1,184         5,215        14,833        21,961
                                                   ---------     ---------     ---------     ---------     ---------

   Total interest-earning assets                   $  80,819     $  20,294     $  46,620     $ 114,097     $  76,306
                                                   ---------     ---------     ---------     ---------     ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                $     501     $     500     $     999     $    --       $    --
   NOW accounts                                          450           450           900          --            --
   Money market accounts                              45,931          --            --            --            --
   Certificate accounts                               68,974        22,726        34,852        67,630         8,937
   Borrowings                                         57,442            18         4,114         8,324        13,055
                                                   ---------     ---------     ---------     ---------     ---------
   Total interest-bearing liabilities              $ 173,298     $  23,694     $  40,865     $  75,954     $  21,992
                                                   ---------     ---------     ---------     ---------     ---------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                 ($ 92,479)    ($ 95,879)    ($ 90,124)    ($ 51,981)    $   2,333
                                                   =========     =========     =========     =========     =========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities        46.6%         51.3%         62.1%         83.4%        100.7%
                                                   =========     =========     =========     =========     =========
Cumulative difference as a percentage of
   total assets                                        (19.5%)       (20.3%)       (19.0%)       (11.0%)         0.5%
                                                   =========     =========     =========     =========     =========


                                                    More Than
                                                   Five Years        Total
                                                   ----------   ----------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                            $  38,762    $ 236,085
        Commercial                                        40       17,580
        Consumer                                      14,730       52,207
   Securities and interest-bearing deposits           63,290      149,086
                                                   ---------    ---------

   Total interest-earning assets                   $ 116,822    $ 454,958
                                                   ---------    ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                $  25,002    $  27,002
   NOW accounts                                       34,726       36,526
   Money market accounts                                --         45,931
   Certificate accounts                                2,484      205,603
   Borrowings                                         13,477       96,430
                                                   ---------    ---------
   Total interest-bearing liabilities              $  75,689    $ 411,492
                                                   ---------    ---------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                 $  43,466    $  43,466
                                                   =========    =========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities       110.6%       110.6%
                                                   =========    =========
Cumulative difference as a percentage of
   total assets                                          9.2%         9.2%
                                                   =========    =========

(1)  Net of undisbursed loan proceeds.
(2)  Includes commercial mortgage loans.

Certain shortcomings are inherent in the method of analysis presented in the table above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Part II. Other Information

         Item 1.  Legal Proceedings

                  None

         Item 2.  Changes in Securities and Use of Proceeds

                  None

         Item 3.  Defaults Upon Senior Securities

                  Not Applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company's annual meeting of stockholders was held on October 27, 1999. The following matters were presented for stockholder action at such meeting:

                  (1) To elect three directors for a term of three years or until their successors have been elected and qualified:

                  Name                          Votes For        Votes Withheld
                  ----                          ---------        --------------
                  Gerard F. Griesser            3,328,179             3,352
                  Richard L. Radcliff           3,325,925             5,606
                  Emory S. Todd, Jr.            3,328,179             3,352

                  (2) To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2000:

                  Votes For            Votes Against             Votes Abstained
                  ---------            -------------             ---------------
                  3,325,246               2,003                       4,278

         Item 5. Other Information

                 None

         Item 6. Exhibits and Reports on Form 8-K

                 Exhibit 27 Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Chester Valley Bancorp Inc.

Date         11-12-99                    /s/Ellen Ann Roberts
     ------------------------            ------------------------------------
                                         Ellen Ann Roberts
                                         Chairman and Chief Executive Officer

Date          11-12-99                   /s/Anthony J. Biondi
     ------------------------            ------------------------------------
                                         Anthony J. Biondi
                                         President and Chief Operating Officer