Form 10-Q
period 1999-12-31
CHESTER VALLEY BANCORP INC
filed 2000-02-11
CIK 854098

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999

                                       Or

[   ]    Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

         For the transition period from __________ to __________

                          Commission File No.: 0-18833

                           Chester Valley Bancorp Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-2598554
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


    100 E. Lancaster Ave., Downingtown PA                          19335
--------------------------------------------------------------------------------
   (Address Of Principal Executive Offices)                     (Zip Code)

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

Transitional Small Business Disclosure Format. YES [   ]   NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                     3,890,603
         ------------------------------                     ---------
             (Title of Each Class)                (Number of Shares Outstanding
                                                      as of February 1, 2000)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           December 31, 1999 and June 30, 1999 (Unaudited)                     3

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended December 31, 1999 and 1998 (Unaudited)           4

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Six Months Ended December 31, 1999 and 1998 (Unaudited)             5

         STATEMENT OF OTHER COMPREHENSIVE INCOME
           Three Months Ended December 31, 1999 and 1998 (Unaudited)           6

         STATEMENT OF OTHER COMPREHENSIVE INCOME
           Six Months Ended December 31, 1999 and 1998 (Unaudited)             6

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended December 31, 1999 and 1998 (Unaudited)             7

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               8-13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS                               14-19


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                            20-22

PART 2.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                    23

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            23

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                      23

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  23

Item 5.  OTHER INFORMATION                                                    23

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     23

SIGNATURES                                                                    24

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (Dollars in Thousands)

                                                                           (Unaudited)
                                                                  December 31,       June 30,
                                                                     1999             1999
                                                                  -----------      -----------
ASSETS:

Cash in banks                                                     $     6,562      $     5,194
Interest-earning deposits                                               8,015           13,409
                                                                  -----------      -----------
     Total cash and cash equivalents                                   14,577           18,603
Trading account securities                                              6,891            9,221
Investment securities available for sale                               94,590          109,600
Investment securities (fair value - December 31,
      $35,121; June 30, $7,816)                                        35,922            7,801
Loans receivable, less allowance for
      loan losses of $3,821 and $3,651                                312,637          291,388
Accrued interest receivable                                             3,069            2,461
Property and equipment - net                                            8,048            8,200
Other assets                                                            5,498            3,884
                                                                  -----------      -----------
     Total Assets                                                 $   481,232      $   451,158
                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits                                                          $   341,957      $   359,514
Advance payments by borrowers for taxes and insurance                   1,747            3,055
Federal Home Loan Bank advances                                       101,245           50,375
Other borrowings                                                          677              653
Accrued interest payable                                                1,390            1,573
Other liabilities                                                         462            2,135
                                                                  -----------      -----------
     Total Liabilities                                            $   447,478      $   417,305
                                                                  -----------      -----------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                            --               --
Common stock - $1.00 par value; 10,000,000 shares authorized;
     3,898,170 and 3,707,460 shares issued at December 31,
     and June 30, respectively                                          3,898            3,707
Additional paid-in capital                                             20,732           17,904
Retained earnings - partially restricted                               12,526           13,794
Accumulated other comprehensive income (loss)                          (3,274)          (1,552)
                                                                  -----------      -----------
     Subtotal                                                          33,882           33,853
Treasury stock, at cost (7,914 shares at December 31)                    (128)            --
                                                                  -----------      -----------
     Total Stockholders' Equity                                        33,754           33,853
                                                                  -----------      -----------
     Total Liabilities and Stockholders' Equity                   $   481,232      $   451,158
                                                                  ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              (Dollars in Thousands, Except for Per Share Amounts)


                                                                      (Unaudited)
                                                                  Three Months Ended
                                                                      December 31,
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------      -----------
INTEREST INCOME:
  Loans                                                       $     6,033      $     5,777
  Investment securities and interest-bearing deposits               2,352            1,395
                                                              -----------      -----------
     Total interest income                                          8,385            7,172
                                                              -----------      -----------
INTEREST EXPENSE:

  Deposits                                                          3,304            3,029
  Securities sold under agreements to repurchase                     --                  4
  Short-term borrowings                                               925              221
  Long-term borrowings                                                451              529
                                                              -----------      -----------
     Total interest expense                                         4,680            3,783
                                                              -----------      -----------
NET INTEREST INCOME                                                 3,705            3,389
  Provision for loan losses                                           105               45
                                                              -----------      -----------
      Net interest income after provision for loan losses           3,600            3,344
                                                              -----------      -----------
OTHER INCOME:

  Investment services income, net                                     886              742
  Service charges and fees                                            483              369
  Gain on trading account securities                                   50              227
  (Loss) on sale of assets available for sale                        (183)              (2)
  Other                                                                40               51
                                                              -----------      -----------
     Total other income                                             1,276            1,387
                                                              -----------      -----------
OPERATING EXPENSES:

  Salaries and employee benefits                                    1,882            1,624
  Occupancy and equipment                                             561              491
  Data processing                                                     206              195
  Deposit insurance premiums                                           53               43
  Other                                                               787              675
                                                              -----------      -----------
     Total operating expenses                                       3,489            3,028
                                                              -----------      -----------
  Income before income taxes                                        1,387            1,703
  Income tax expense                                                  232              535
                                                              -----------      -----------
NET INCOME                                                          1,155            1,168
                                                              ===========      ===========
EARNINGS PER SHARE (1):

  Basic                                                       $       .30      $       .30
                                                              ===========      ===========
  Diluted                                                     $       .29      $       .30
                                                              ===========      ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                    $       .09      $       .07
                                                              ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):

  Basic                                                         3,883,519        3,812,784
                                                              ===========      ===========
  Diluted                                                       3,911,761        3,855,598
                                                              ===========      ===========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1999.

     See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              (Dollars in Thousands, Except for Per Share Amounts)

                                                                        (Unaudited)
                                                                     Six Months Ended
                                                                       December 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              -----------      -----------
INTEREST INCOME:

  Loans                                                       $    11,933      $    11,427
  Investment securities and interest-bearing deposits               4,694            2,735
                                                              -----------      -----------
     Total interest income                                         16,627           14,162
                                                              -----------      -----------
INTEREST EXPENSE:

  Deposits                                                          6,761            6,141
  Securities sold under agreements to repurchase                     --                  7
  Short-term borrowings                                             1,313              458
  Long-term borrowings                                                977              948
                                                              -----------      -----------
     Total interest expense                                         9,051            7,554
                                                              -----------      -----------
NET INTEREST INCOME                                                 7,576            6,608
  Provision for loan losses                                           210               90
                                                              -----------      -----------
      Net interest income after provision for loan losses           7,366            6,518
                                                              -----------      -----------
OTHER INCOME:

  Investment services income, net                                   1,698            1,488
  Service charges and fees                                            882              729
  Gain on trading account securities                                   38              380
  (Loss)/gain on sale of assets available for sale                   (170)              78
  Other                                                                86               98
                                                              -----------      -----------
     Total other income                                             2,534            2,773
                                                              -----------      -----------
OPERATING EXPENSES:

  Salaries and employee benefits                                    3,685            3,292
  Occupancy and equipment                                           1,101              999
  Data processing                                                     424              385
  Deposit insurance premiums                                          101               85
  Other                                                             1,500            1,256
                                                              -----------      -----------
     Total operating expenses                                       6,811            6,017
                                                              -----------      -----------
  Income before income taxes                                        3,089            3,274
  Income tax expense                                                  654            1,007
                                                              -----------      -----------
NET INCOME                                                    $     2,435      $     2,267
                                                              ===========      ===========
EARNINGS PER SHARE (1):

  Basic                                                       $       .63      $       .59
                                                              ===========      ===========
  Diluted                                                     $       .62      $       .58
                                                              ===========      ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                    $       .18      $       .13
                                                              ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):

  Basic                                                         3,886,667        3,831,337
                                                              ===========      ===========
  Diluted                                                       3,916,974        3,875,307
                                                              ===========      ===========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1999.

     See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY

                    STATEMENTS OF OTHER COMPREHENSIVE INCOME

                             (Dollars in Thousands)

                                                                         (Unaudited)
                                                                      Three Months Ended
                                                                         December 31,
                                                                    --------------------
                                                                      1999         1998
                                                                    -------      -------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                        $ 1,155      $ 1,168
  Net unrealized holding (losses) on securities available
     for sale during the period                                        (301)         (99)
  Reclassification adjustment for losses included
     in net income                                                      111         --

                                                                    -------      -------
COMPREHENSIVE INCOME                                                $   965      $ 1,069
                                                                    =======      =======


                                                                         (Unaudited)
                                                                       Six Months Ended
                                                                         December 31,
                                                                    --------------------
                                                                      1999        1998
                                                                    -------      -------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                        $ 2,435      $ 2,267
  Net unrealized holding (losses) gains on securities available
     for sale during the period                                      (1,832)          57
  Reclassification adjustment for losses (gains) included
     in net income                                                      110          (38)
                                                                    -------      -------
COMPREHENSIVE INCOME                                                $   713      $ 2,286
                                                                    =======      =======



     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                                                    (Unaudited)
                                                                            Six Months Ended December 31,
                                                                            -----------------------------
                                                                                 1999          1998
                                                                               --------      --------
Cash flows (used in) from operating activities:
Net income                                                                     $  2,435      $  2,267
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation                                                                     451           311
   Provision for loan losses                                                        210            90
   Gain on trading account securities                                               (38)         (380)
   Loss (gain) on sale of loans  held for sale                                        3           (20)
   Loss (gain) on sale of securities available for sale                             167           (58)
   Amortization of deferred loan fees, discounts and premiums                      (381)         (466)
   Decrease (increase) in trading account securities                              2,368         2,496
   (Increase) decrease in accrued interest receivable                              (608)          350
   (Increase) in other assets                                                      (532)       (3,559)
   (Decrease) increase in other liabilities                                      (1,673)          928
   (Decrease) in accrued interest payable                                          (183)           (3)
                                                                               --------      --------
Net cash flows from operating activities                                          2,219         1,956
                                                                               --------      --------
Cash flows from (used in) investment activities:
   Capital expenditures                                                            (299)         (742)
   Net increase in loans                                                        (21,450)       (8,650)
   Proceeds from sale of loans held for sale                                        197         1,457
   Purchase of investment securities                                            (32,966)       (1,083)
   Proceeds from maturities, payments and calls of investment securities          4,838         4,921
   Purchase of securities available for sale                                    (38,069)      (49,238)
   Proceeds from sales and calls of securities available for sale                50,287        17,551
                                                                               --------      --------
Net cash flows used in investment activities                                    (37,462)      (35,784)
                                                                               --------      --------
Cash flows from (used in) financing activities:

   Net  (decrease) increase in deposits before interest credited                (24,679)       15,146
   Interest credited to deposits                                                  7,122         5,638
   Increase in securities sold under agreements to repurchase                      --              55
   Proceeds from FHLB advances                                                   50,901        13,599
   Repayments of FHLB advances                                                      (31)       (2,908)
   Decrease in advance payments by borrowers for taxes and insurance             (1,308)       (1,128)
   Net increase in other borrowings                                                  24           134
   Cash dividends on common stock                                                  (682)         (526)
   Repayments of principal on ESOP debt                                            --             (98)
   Common stock issued                                                              333           244
   Payment for fractional shares                                                     (7)          (15)
   Stock options exercised                                                           75            32
   Reduction of common stock acquired by ESOP                                      --              98
   Common stock repurchased                                                        (531)         --
                                                                               --------      --------
Net cash flows from financing activities                                         31,217        30,271
                                                                               --------      --------
Net decrease in cash and cash equivalents                                        (4,026)       (3,557)

Cash and cash equivalents:

   Beginning of period                                                           18,603        15,905
                                                                               --------      --------
   End of period                                                               $ 14,577      $ 12,348
                                                                               ========      ========

Supplemental disclosures:
   Cash payments during the year for:
      Taxes                                                                    $    579      $    936
      Interest                                                                 $  9,234      $  7,557

Non-cash items:

   Net unrealized (loss) gain on investment securities available for sale,
   net of tax                                                                  $ (1,722)     $     19

See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.

                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Chester Valley Bancorp Inc. (the "Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in 1989. The Company is subject to the regulations of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities. The business of the Company and its subsidiaries consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail deposit and loan products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services, including trust services and money management, that complement these products. The Bank is subject to extensive competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and small corporate accounts.

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

The results of operations for the three- and six-month periods ended December 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Earnings Per Share

The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividend paid in September 1999.

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended           Six Months Ended
                                             December 31,                December 31,
                                      ------------------------     -------------------------
                                       (Dollars in Thousands, Except for Per Share Amounts)

                                         1999          1998           1999           1998
                                      ---------     ----------     ----------     ----------
Numerator:
   Net income                         $   1,155     $    1,168     $    2,435     $    2,267
                                      =========     ==========     ==========     ==========

Denominator:
   Denominator for basic earnings
   per share-weighted average
   shares                             3,883,519      3,812,784      3,886,667      3,831,337

Effect of dilutive securities:
   Stock options                         28,242         42,814         30,307         43,970
                                      ---------     ----------     ----------     ----------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                           3,911,761      3,855,598      3,916,974      3,875,307
                                      =========     ==========     ==========     ==========

Basic earnings per share              $     .30     $      .30     $      .63     $      .59
                                      =========     ==========     ==========     ==========

Diluted earnings per share            $     .29     $      .30     $      .62     $      .58
                                      =========     ==========     ==========     ==========


NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                At December 31,      At June 30,
                                                      1999              1999
                                                   ---------          ---------
                                                      (Dollars in Thousands)
First mortgage loans:
   Residential                                     $ 163,924          $ 157,342
   Construction-residential                           14,743             14,469
   Land acquisition and
      development                                      4,500              5,075
   Commercial                                         62,230             55,198
   Construction-commercial                             9,694              9,794
Commercial business                                   17,242             14,708
Consumer                                              59,114             51,416
                                                   ---------          ---------

Total loans                                          331,447            308,002
                                                   ---------          ---------

Less:
   Undisbursed loan proceeds:
      Construction-residential                        (9,669)            (8,712)
      Construction-commercial                         (3,719)            (2,681)
   Deferred loan fees - net                           (1,601)            (1,570)
   Allowance for loan losses                          (3,821)            (3,651)
                                                   ---------          ---------

Net loans                                          $ 312,637          $ 291,388
                                                   =========          =========



NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $3.96 million as of December 31, 1999, of which $3.17 million was for variable-rate loans. The balance of the commitments represents $788,000 of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 7.00% and 7.63%. At December 31, 1999, the Company had $13.39 million of undisbursed construction loan funds as well as $17.74 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 1999 and June 30, 1999 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since December 31, 1999 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                                                           To Be Well
                                                                                                         Capitalized
                                                                                Required                  Under Prompt
                                                                               For Capital               Corrective
                                                      Actual                Adequacy Purposes           Action Provisions
                                              --------------------         --------------------        -------------------
                                              Amount         Ratio         Amount         Ratio        Amount       Ratio
                                              ------         -----         ------         -----        ------       -----
As of December 31,  1999:

    Total Capital
     (to Risk Weighted Assets)                 $36,524        13.04%        $22,412         8.00%      $28,015       10.00%

   Tier 1 Capital
     (to Risk Weighted Assets)                 $33,018        11.79%        $11,206         4.00%      $16,809        6.00%

   Tier 1 Capital
     (to Average Assets)                       $33,018         6.87%        $19,217         4.00%      $24,021        5.00%

As  of June 30, 1999:

   Total Capital
     (to Risk Weighted Assets)                 $34,005        13.05%        $20,848         8.00%      $26,060       10.00%

   Tier 1 Capital
    (to Risk Weighted Assets)                  $30,768        11.81%        $10,424         4.00%      $15,636        6.00%

   Tier 1 Capital
     (to Average  Assets)                      $30,768         6.86%        $17,934         4.00%      $22,418        5.00%

NOTE 5 - SEGMENT REPORTING

The Company has two reportable segments: First Financial Bank ("the Bank") and Philadelphia Corporation for Investment Services ("the Brokerage"). The Bank operates a branch bank network with eight full-service banking offices and provides deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown, Pennsylvania headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate primarily in southeastern Pennsylvania.

The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are no material intersegment sales or transfers.

The Company's reportable segments have traditionally been two independent financial services institutions. PCIS was acquired by the Company on May 29, 1998. The two segments are managed separately. All senior officers from PCIS prior to the acquisition have been retained to manage that segment.

The following table highlights income statement and balance sheet information for each of the segments at or for December 31, 1999 and 1998:

                                   At and for the three months ended December 31,
                                               (Dollars in Thousands)
                     -------------------------------------------------------------------------
                                    1999                                   1998
                     ----------------------------------     ----------------------------------
                       Bank       Brokerage     Total         Bank       Brokerage      Total
                     --------     --------     --------     --------     --------     --------
Net interest
    income           $  3,675     $     30     $  3,705     $  3,372     $     17     $  3,389
Other income              438          838        1,276          662          725        1,387
Total net income        1,070           85        1,155        1,078           90        1,168
Total assets          479,236        1,996      481,232      408,303        2,191      410,494
Total trading
    securities       $  6,461     $    430     $  6,891     $ 17,688     $    548     $ 18,236


                                        For the six months ended December 31,
                                               (Dollars in Thousands)
                     -------------------------------------------------------------------------
                                    1999                                   1998
                     ----------------------------------     ----------------------------------
                       Bank       Brokerage     Total         Bank       Brokerage      Total
                     --------     --------     --------     --------     --------     --------
Net interest
    income           $  7,523     $     53     $  7,576     $  6,567     $     41     $  6,608
Other income              936        1,598        2,534        1,306        1,467        2,773
Total net income     $  2,279     $    156     $  2,435     $  2,083     $    184     $  2,267

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION


In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used
"forward looking statements" to describe the future plans and strategies and future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

The Company's total assets increased to $481.23 million at December 31, 1999, from $451.16 million at June 30, 1999, principally due to a $28.12 million aggregate increase in held-to-maturity investment securities to $35.92 million from $7.80 million at June 30, 1999 and to a lesser extent, a $21.25 million increase in loans from $291.39 million at June 30, 1999 to $312.64 million at December 31, 1999. Such increases were funded in large part by increases in Federal Home Loan Bank ("FHLB") advances from $50.38 million at June 30, 1999, to $101.25 million at December 31, 1999.

Stockholders' equity decreased to $33.75 million at December 31, 1999 from $33.85 million at June 30, 1999, as a result of the recognition of an increase in net unrealized losses on securities available for sale, net of taxes, of $3.27 million and the payment during the period of cash dividends totaling $349,000. The decrease in stockholders' equity was offset by net income of $2.44 million, the sale of $333,000 of common stock in connection with the Company's dividend reinvestment plan, and $75,000 received as a result of the exercise of stock options.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 11.9% to $3.94 million for the three-month period ended December 31, 1999, and 17.35% to $8.05 million for the six-month period ended December 31, 1999, compared to $3.52 million and $6.86 million, respectively, for the same periods in 1998. Total interest income, on a fully tax equivalent basis, increased to $8.62 million and $17.10 million for the three- and six-month periods ended December 31, 1999, from $7.30 million and $14.41 million for the same periods in 1998, primarily as a result of the effect of an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $454.59 million and $448.73 million for the three- and six-month periods ended December 31, 1999, respectively, from $376.83 million and $373.09 million, respectively, for the same periods in 1998. The increase was primarily due to a $53.97 million and $58.48 million increase in the average balance of investment securities during the three- and six-month periods in 1999, respectively. Partially offsetting the effect on interest income of the increases in the average balances were the 17 basis-point and 10 basis-point decreases in the yield to 7.54% and 7.62% on interest-earning assets for the three- and six-month periods ended December 31, 1999, respectively, as the result of declining general market rates of interest experienced during the period.

Total interest expense increased to $4.68 million and $9.05 million from $3.78 million and $7.55 million for the respective three- and six-month periods in 1999 and 1998, largely as the result of the increase in the average balance of interest-bearing liabilities to $406.73 million and $397.74 million for the three- and six-month periods ended December 31, 1999, respectively, as compared to $325.04 million and $320.25 million for the same periods in 1998. These increases were due to $35.76 million and $45.05 million increases in the average balance of deposits and $45.92 million and $32.44 million increases in the average balance of borrowings during the three and six-month periods, respectively. Partially offsetting the increase in interest expense was a decrease in the average rate paid on such liabilities to 4.60% and 4.55% for the three- and six-month periods ended December 31, 1999, respectively, from 4.65% and 4.72% for the same periods in 1998, as the result primarily of declining general market rates of interest and management's continued efforts to focus its growth in the areas of low-costing or no-cost deposits.

Although the tax equivalent interest rate spread increased to 3.07% from 3.00%, the average tax equivalent net yield on interest-earning assets decreased to 3.59% from 3.68% for the six-month periods ended December 31, 1999 and 1998, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $105,000 and $210,000 for loan losses during the three- and six-month periods ended December 31, 1999, respectively as compared to $45,000 and $90,000, respectively, for the same periods in 1998. The provision for the three- and six-months ending December 31, 1999 has increased over the three- and six-months ending December 31, 1998 primarily as a result of an increase in loans of $21.25 million since June 30, 1999. These provisions have been added to the Company's allowance for loan losses due to economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At December 31, 1999, the allowance for loan losses totaled $3.82 million or 1.21% of net loans (before allowance), compared to $3.65 million or 1.24% of net loans and $3.43 million or 1.22% of net loans at June 30, 1999, and December 31, 1998, respectively. As a percentage of non-performing assets, the allowance for loan losses was 321% at December 31, 1999, compared to 391% at June 30, 1999, and further compared to 237% at December 31, 1998.

Other Income

Total other income decreased to $1.28 million and $2.53 million during the three- and six-month periods ended December 31, 1999 respectively, as compared to $1.39 million and $2.77 million during the same periods in 1998. The decrease is a result of a $181,000 and $248,000 increase in losses on the sale of assets available for sale, primarily securities available for sale, during the three- and six-month, ended December 31, 1999, respectively. Additionally, gains on trading account security decreased $177,000 and $342,000 for the three-and six-month period in 1999. The decrease in other income was offset by increases in investment services income of $144,000 and $210,000 during the three- and six-month periods ended December 31, 1999, respectively, compared to the same periods in 1998. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to increased usage and also an increased number of cardholders, contributed to the increase of $114,000 and $153,000 in service charges and fees during the three- and six-month periods ended December 31, 1999.

Operating Expenses

Total operating expenses increased $461,000 or 15.22% and $794,000 or 13.20% to $3.49 million and $6.81 million, respectively, for the three- and six-month periods ended December 31, 1999 as compared to the same time periods in 1998. The increase in operating expenses for the three- and six-month periods in fiscal 2000 was due to (i) normal salary increases combined with benefits expense; and (ii) the increased number of staff associated with the addition of the Bank's eighth branch office that opened in March 1999 in Devon.

Income Tax Expense

Income tax expense was $232,000 and $654,000 for the three- and six-month periods ended December 31, 1999, respectively, as compared to $535,000 and $1.01 million for the same periods in 1998. The decrease in income tax expense for the three- and six-month periods ended December 31, 1999 is due to a higher portion of the Company's pre-tax earnings comprised of tax-free interest income as compared to the same period in 1998. This caused the effective tax rate to decrease from 30.76% at December 31, 1998 to 21.17% at December 31, 1999.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and real-estate owned ("REO") and totaled $1.19 million and $933,000 at December 31, 1999, and June 30, 1999, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At December 31, 1999, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were both .27% at December 31, 1999, compared to .21% at June 30, 1999, and .35% at December 31, 1998. Non-performing loans, which totaled $1.19 million at December 31, 1999 consisted of eight single-family residential mortgage loans aggregating $816,000, one commercial mortgage loan aggregating $221,000 and non-performing consumer and commercial business loans totaling $152,000.

At December 31, 1999, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.42 million compared to $1.24 million at June 30, 1999, and further compared to $1.82 million at December 31, 1998. Included in assets classified substandard at December 31, 1999 and 1998, and at June 30, 1999, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. The Company maintains a $4.19 million investment in a long-term tax-free revenue bond which it had classified as special mention as a result of a deterioration in cash flow for debt service. The investment has been performing since its origination. Company management has met with the debtor and a plan was presented to management to improve these deficiencies. The Company has underwritten and is reporting $2.00 million of this investment as a loan in connection with its due diligence since the bonds are not rated. This project is being monitored by management on a monthly basis.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At December 31, 1999, the Company had $3.96 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $13.39 million and $17.74 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On November 17, 1999, the Board of Directors declared a quarterly cash dividend of $.09 per share, which was paid on December 17, 1999, to stockholders of record as of December 3, 1999.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended December 31, 1999 was 20.84%.

                                YEAR 2000 ISSUES

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data for the year 2000 or later. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. The Company did not incur any additional costs for the Year 2000 in the second quarter ended December 31, 1999. While lingering concern exists about certain dates during Year 2000, the most significant date, January 1, 2000, has passed without incident. As of the date of this filing the Company has not experienced any significant Year 2000 problems relating to its internal or third party computer systems. Nor has the Company experienced any issues regarding the ability of commercial customers to meet debt service as a result of Year 2000 issues. The Company will continue to monitor systems for problems in the future, however the costs related to that process are not expected to be significant.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (as amended by SFAS No. 137 in June 1999) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of certain foreign currency exposures. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not yet decided whether to adopt the statement early or determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investments securities, on the Company's operations, financial condition or equity.

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

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest sensitivity position throughout the year. For a discussion of the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Market Risk" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. There has been no material change in the Company's market value of portfolio equity since June 30, 1999.

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At December 31, 1999, the Company serviced $16.39 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

             Interest Rate Sensitivity Analysis at December 31, 1999

                             (Dollars in thousands)

                                                                             More Than            More Than          More Than
                                                                          Three Months           Six Months           One Year
                                                       Three Months            Through              Through            Through
                                                            or Less         Six Months             One Year        Three Years
                                                   ----------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans (1)

        Real estate (2)                                      $8,995               $946               $1,602             $3,827
        Commercial                                           20,185             15,888               34,023             80,396
        Consumer                                              8,183              2,027                3,976             14,566
   Securities and interest-bearing deposits                  37,478                675                3,814             15,803
                                                   ----------------------------------------------------------------------------

   Total interest-earning assets                            $74,841            $19,536              $43,415           $114,592
                                                   ----------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:

   Savings accounts                                            $500               $501                 $999                 --
   NOW accounts                                                 450                450                  900                 --
   Money market accounts                                     41,108                 --                   --                 --
   Certificate accounts                                      62,728             25,894               31,670             69,355
   Borrowings                                                65,018              2,599                3,460              6,880
                                                   ----------------------------------------------------------------------------
   Total interest-bearing liabilities                      $169,804            $29,444              $37,029            $76,235
                                                   ----------------------------------------------------------------------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                        ($94,963)         ($104,871)            ($98,485)          ($60,128)
                                                          =========         ==========            =========          =========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities              44.1%              47.4%                58.3%              80.8%
                                                              =====              =====                =====              =====
Cumulative difference as a percentage of
   total assets                                             (19.7%)            (21.8%)              (20.5%)              12.5%
                                                            =======            =======              =======              =====

                                                      More Than
                                                    Three Years
                                                        Through         More Than
                                                     Five Years        Five Years             Total
                                                   -------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans (1)

        Real estate (2)                                  $1,218              $432           $17,020
        Commercial                                       48,440            41,951           240,883
        Consumer                                         10,233            19,788            58,773
   Securities and interest-bearing deposits              22,099            62,251           142,120
                                                   -------------------------------------------------

   Total interest-earning assets                        $81,990          $124,422          $458,796
                                                   -------------------------------------------------

INTEREST-BEARING LIABILITIES:

   Savings accounts                                          --           $24,548           $26,548
   NOW accounts                                              --            37,253            39,053
   Money market accounts                                     --                --            41,108
   Certificate accounts                                   8,625             2,961           201,233
   Borrowings                                            21,055             2,234           101,246
                                                   -------------------------------------------------
   Total interest-bearing liabilities                   $29,680           $66,996          $409,188
                                                   -------------------------------------------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                     ($7,818)           $49,608           $49,608
                                                       ========           =======           =======
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities          97.7%            112.1%            112.1%
                                                          =====            ======            ======
Cumulative difference as a percentage of
   total assets                                            1.6%             10.3%             10.3%
                                                           ====             =====             =====

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

                           Chester Valley Bancorp Inc.

Date          2-11-00                      /s/Ellen Ann Roberts
    --------------------------------       ------------------------------------
                                           Ellen Ann Roberts
                                           Chairman and Chief Executive Officer


Date         2-11-00                       /s/Anthony J. Biondi
    --------------------------------       ------------------------------------
                                           Anthony J. Biondi
                                           President and Chief Operating Officer