Form 10-Q
period 2000-03-31
CHESTER VALLEY BANCORP INC
filed 2000-05-15
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000

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

Transitional Small Business Disclosure Format.  YES  [   ]       NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                 3,901,144
         ------------------------------                 ---------
               (Title of Each Class)          (Number of Shares Outstanding
                                                  as of May 1, 2000)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                                                                      INDEX

PART 1.  FINANCIAL INFORMATION                                         Page
------------------------------                                        Number

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           March 31, 2000 and June 30, 1999 (Unaudited)                  3

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 2000 and 1999 (Unaudited)        4

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Nine Months Ended March 31, 2000 and 1999 (Unaudited)         5

         STATEMENT OF OTHER COMPREHENSIVE INCOME
           Three Months Ended March 31, 2000 and 1999 (Unaudited)        6

         STATEMENT OF OTHER COMPREHENSIVE INCOME
           Nine Months Ended March 31, 2000 and 1999 (Unaudited)         6

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended March 31, 2000 and 1999 (Unaudited)         7

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS          8-13

Item 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                         14-19


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                        20-22

PART 2.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                              23

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      23

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                23

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            23

Item 5.  OTHER INFORMATION                                              23

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                               23

SIGNATURES                                                              24
----------

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                                                                              (Unaudited)
                                                                                    March 31,             June 30,
                                                                                      2000                  1999
                                                                               ------------------     ----------------
ASSETS:
Cash in banks                                                                           $ 5,044              $  5,194
Interest-earning deposits                                                                 7,100                13,409
                                                                               ----------------       ---------------
     Total cash and cash equivalents                                                      12,144               18,603
Trading account securities                                                                 6,859                9,221
Investment securities available for sale                                                  93,901              109,600
Investment securities (fair value - March 31,
      $34,299; June 30, $7,816)                                                           35,208                7,801
Loans receivable, less allowance for
      loan losses of $3,829 and $3,651                                                   323,440              291,388
Accrued interest receivable                                                                3,064                2,461
Property and equipment - net                                                               8,197                8,200
Other assets                                                                               5,114                3,884
                                                                               ------------------     ----------------
     Total Assets                                                                      $ 487,927            $ 451,158
                                                                               ==================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                                $342,885            $ 359,514
Advance payments by borrowers for taxes and insurance                                      2,000                3,055
Federal Home Loan Bank advances                                                          105,377               50,375
Other borrowings                                                                             694                  653
Accrued interest payable                                                                   1,157                1,573
Other liabilities                                                                          1,241                2,135
                                                                               ------------------     ----------------
     Total Liabilities                                                                 $ 453,354            $ 417,305
                                                                               ------------------     ----------------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                                 --                   --
Common stock - $1.00 par value; 10,000,000 shares authorized;
     3,900,388  and 3,707,460 shares issued at March 31,
     and June 30, respectively                                                             3,900                3,707
Additional paid-in capital                                                                20,732               17,904
Retained earnings - partially restricted                                                  13,195               13,794
Accumulated other comprehensive loss                                                     (3,254)              (1,552)
                                                                               ------------------     ----------------
     Total Stockholders' Equity                                                           34,573               33,853
                                                                               ------------------     ----------------
     Total Liabilities and Stockholders' Equity                                        $ 487,927            $ 451,158
                                                                               ==================     ================

     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                   (Unaudited)
                                                                Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                               2000         1999
                                                             --------     --------
INTEREST INCOME:
  Loans                                                       $ 6,196      $ 5,656
  Investment securities and interest-bearing deposits           2,249        1,698
                                                              -------      -------
     Total interest income                                      8,445        7,354
                                                              -------      -------
INTEREST EXPENSE:
  Deposits                                                      3,281        3,140
  Securities sold under agreements to repurchase                 --              2
  Short-term borrowings                                         1,006          263
  Long-term borrowings                                            476          504
                                                              -------      -------
     Total interest expense                                     4,763        3,909
                                                              -------      -------
NET INTEREST INCOME                                             3,682        3,445
  Provision for loan losses                                       105           45
                                                              -------      -------
      Net interest income after provision for loan losses       3,577        3,400
                                                              -------      -------
OTHER INCOME:
  Investment services income, net                               1,064          871
  Service charges and fees                                        365          370
  Loss on trading account securities                             (131)        (133)
  (Loss) gain on sale of assets available for sale                 (1)          20
  Other                                                            22           42
                                                              -------      -------
     Total other income                                         1,319        1,170
                                                              -------      -------
OPERATING EXPENSES:
  Salaries and employee benefits                                2,120        1,790
  Occupancy and equipment                                         572          541
  Data processing                                                 210          195
  Deposit insurance premiums                                       18           44
  Other                                                           716          693
                                                              -------      -------
     Total operating expenses                                   3,636        3,263
                                                              -------      -------
  Income before income taxes                                    1,260        1,307
  Income tax expense                                              241          288
                                                              -------      -------
NET INCOME                                                      1,019        1,019
                                                              =======      =======

EARNINGS PER SHARE (1)
  Basic                                                       $     .26      $         .26
                                                              =========      =============
  Diluted                                                     $     .26      $         .26
                                                              =========      =============
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                    $     .09      $         .08
                                                              =========      =============
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                       3,892,105          3,871,534
                                                              =========      =============
  Diluted                                                     3,913,473          3,911,065
                                                              =========      =============


 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1999.

     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)
                                                                     (Unaudited)
                                                                  Nine Months Ended
                                                                      March 31,
                                                              ---------------------------
                                                                 2000            1999
                                                              -----------      ----------
INTEREST INCOME:
  Loans                                                       $    18,130      $   17,083
  Investment securities and interest-bearing deposits               6,942           4,433
                                                              -----------      ----------
     Total interest income                                         25,072          21,516
                                                              -----------      ----------
INTEREST EXPENSE:
  Deposits                                                         10,042           9,281
  Securities sold under agreements to repurchase                     --                 9
  Short-term borrowings                                             2,319             721
  Long-term borrowings                                              1,453           1,452
                                                              -----------      ----------
     Total interest expense                                        13,814          11,463
                                                              -----------      ----------
NET INTEREST INCOME                                                11,258          10,053
  Provision for loan losses                                           315             135
                                                              -----------      ----------
      Net interest income after provision for loan losses          10,943           9,918
                                                              -----------      ----------
OTHER INCOME:
  Investment services income, net                                   2,762           2,359
  Service charges and fees                                          1,247           1,099
  (Loss)gain on trading account securities                            (93)            247
  (Loss)gain on sale of assets available for sale                    (171)             98
  Other                                                               108             140
                                                              -----------      ----------
     Total other income                                             3,853           3,943
                                                              -----------      ----------
OPERATING EXPENSES:
  Salaries and employee benefits                                    5,805           5,082
  Occupancy and equipment                                           1,673           1,540
  Data processing                                                     634             580
  Advertising                                                         329             272
  Deposit insurance premiums                                          119             129
  Other                                                             1,887            1677
                                                              -----------      ----------
     Total operating expenses                                      10,447           9,280
                                                              -----------      ----------
  Income before income taxes                                        4,349           4,581
  Income tax expense                                                  895           1,295
                                                              -----------      ----------
NET INCOME                                                    $     3,454      $    3,286
                                                              ===========      ==========

 EARNINGS PER SHARE (1)
  Basic                                                       $       .89      $      .85
                                                              ===========      ==========
  Diluted                                                     $       .88      $      .85
                                                              ===========      ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                    $       .27      $      .22
                                                              ===========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic                                                         3,888,466       3,844,540
                                                              ===========      ==========
  Diluted                                                       3,915,766       3,887,030
                                                              ===========      ==========

 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1999.


     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                                                                               (Unaudited)
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                  -------------------------------------
                                                                                       2000                 1999
                                                                                  ----------------     ----------------
OTHER  COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                                              $ 1,019           $1,019
  Net unrealized gains (losses) on securities available
     for sale during the period                                                                19             (245)
  Reclassification adjustment for gains included
     in net income                                                                              1              (13)

                                                                                  ----------------     ----------------
COMPREHENSIVE INCOME                                                                     $  1,039           $  761
                                                                                  ================     ================



                                                                                              (Unaudited)
                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                  -------------------------------------
                                                                                       2000                 1999
                                                                                  ----------------     ----------------
OTHER  COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                                             $ 3,454              $ 3,286
  Net unrealized (losses) on securities available
     for sale during the period                                                           (1,813)                (188)
  Reclassification adjustment for gains included
     in net income                                                                           111                  (51)

                                                                                  ----------------     ----------------
COMPREHENSIVE INCOME                                                                     $ 1,752              $ 3,047
                                                                                  ================     ================


     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                  (Unaudited)
                                                                                          Nine Months Ended March 31,
                                                                                     ---------------------------------------
                                                                                           2000                  1999
                                                                                     ------------------    -----------------
Cash flows (used in) from operating activities:
Net income                                                                                $     3,454            $    3,286
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation                                                                                    680                  638
   Provision for loan losses                                                                       315                  135
   Loss (gain) on trading account securities                                                        93                (247)
   Loss (gain) on sale of loans held for sale                                                        3                 (20)
   Loss (gain) on sale of securities available for sale                                            168                 (78)
   Amortization of deferred loan fees, discounts and premiums                                    (513)                (657)
   Decrease in trading account securities                                                        2,269                4,283
   Increase in accrued interest receivable                                                       (603)                (220)
   Increase in other assets                                                                      (160)              (1,659)
   (Decrease) increase in other liabilities                                                      (894)                2,981
   (Decrease) increase in accrued interest payable                                               (416)                  175
------------------------------------------------------------------------------------ ------------------ -- -----------------
Net cash flows from operating activities                                                         4,396                8,617
------------------------------------------------------------------------------------ ------------------ -- -----------------
Cash flows from (used in) investment activities:
   Capital expenditures                                                                          (677)              (1,815)
   Net increase in loans                                                                      (32,272)             (11,317)
   Proceeds from sale of loans held for sale                                                       197                1,457
   Purchase of investment securities                                                          (33,064)              (1,198)
   Proceeds from maturities, payments and calls of investment securities                         5,648                8,154
   Purchase of securities available for sale                                                  (40,569)             (75,596)
   Proceeds from sales and calls of securities available for sale                               53,554               25,581
------------------------------------------------------------------------------------ ------------------ -- -----------------
Net cash flows used in investment activities                                                  (47,183)             (54,734)
------------------------------------------------------------------------------------ ------------------ -- -----------------
Cash flows from (used in) financing activities:
   Net  (decrease) increase in deposits before interest credited                              (27,305)               27,293
   Interest credited to deposits                                                                10,677                8,243
   (Decrease) increase in securities sold under agreements to repurchase                            --                (104)
   Proceeds from FHLB advances                                                                  55,050               13,599
   Repayments of FHLB advances                                                                    (48)              (2,925)
   Decrease in advance payments by borrowers for taxes and insurance                           (1,055)                (715)
   Net increase (decrease) in other borrowings                                                      41                (183)
   Cash dividends on common stock                                                              (1,032)                (822)
   Repayments of principal on ESOP debt                                                             --                (147)
   Common stock issued                                                                             463                  392
   Payment for fractional shares                                                                   (7)                 (15)
   Stock options exercised                                                                          75                   88
   Reduction of common stock acquired by ESOP                                                       --                  147
   Common stock repurchased                                                                      (531)                   --
------------------------------------------------------------------------------------ ------------------ -- -----------------
Net cash flows from financing activities                                                        36,328               44,851
------------------------------------------------------------------------------------ ------------------ -- -----------------
Net decrease in cash and cash equivalents                                                      (6,459)              (1,266)

Cash and cash equivalents:
   Beginning of period                                                                          18,603               15,905
                                                                                     ------------------    -----------------
   End of period                                                                           $    12,144           $   14,639
                                                                                     ==================    =================

Supplemental disclosures:
   Cash payments during the year for:
      Taxes                                                                                $       858           $    1,347
      Interest                                                                             $    14,230           $   11,288



Non-cash items:
   Net unrealized loss on investment securities available for sale, net of tax             $    (1,702)          $     (239)

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

The results of operations for the three- and nine-month periods ended March 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Earnings Per Share

The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividend paid in September 1999.

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended                          Nine Months Ended
                                                                  March 31,                                  March 31,
                                                   ----------------------------------------    -------------------------------------
                                                                   (Dollars in Thousands, Except for Per Share Amounts)

                                                        2000                  1999                  2000                  1999
                                                   ----------------     -----------------     ----------------     ----------------
Numerator:
   Net income                                              $ 1,019               $ 1,019                $3,454               $ 3,286
                                                   ================     =================    =================      ================
Denominator:
   Denominator for basic earnings    per
share-weighted average
   shares                                                3,892,105             3,871,534             3,888,466             3,844,540

Effect of dilutive securities:
   Stock options                                            21,368                39,531                27,300                42,490
                                                   ----------------     -----------------    -----------------      ----------------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                              3,913,473             3,911,065             3,915,766             3,887,030
                                                   ================     =================      ================     ================

Basic earnings per share                                   $   .26               $   .26               $   .89               $   .85
                                                   ================     =================      ================     ================

Diluted earnings per share                                 $   .26               $   .26               $   .88               $   .85
                                                   ================     =================      ================     ================

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                               At March 31,                      At June 30,
                                                                   2000                             1999
                                                        ---------------------------     ------------------------------
                                                                            (Dollars in Thousands)
           First mortgage loans:
              Residential                                             $    166,436                       $    157,342
              Construction-residential                                      17,548                             14,469
              Land acquisition and
                 development                                                 5,152                              5,075
              Commercial                                                    64,425                             55,198
              Construction-commercial                                       14,562                              9,794
           Commercial business                                              17,866                             14,708
           Consumer                                                         60,087                             51,416
                                                        ---------------------------     ------------------------------

           Total loans                                                     346,076                            308,002
                                                        ---------------------------     ------------------------------
           Less:
              Undisbursed loan proceeds:
                 Construction-residential                                 (11,720)                            (8,712)
                 Construction-commercial                                   (5,428)                            (2,681)
              Deferred loan fees - net                                     (1,659)                            (1,570)
              Allowance for loan losses                                    (3,829)                            (3,651)
                                                        ---------------------------     ------------------------------

           Net loans                                                 $    323,440                       $    291,388
                                                        ===========================     ==============================


NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $6.57 million as of March 31, 2000, of which $5.80 million was for variable-rate loans. The balance of the commitments represents $771,000 of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 7.00% and 9.00%. At March 31, 2000, the Company had $17.15 million of undisbursed construction loan funds as well as $20.49 million of undisbursed remaining consumer and commercial line balances.

NOTE 4 - REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary actions by regulators that, if implemented, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2000 and June 30, 1999 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since March 31, 2000 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                                                     To Be Well Capitalized
                                                                                                     Under Prompt Corrective
                                                       Actual                 Adequacy Purposes        Action Provisions
                                                -------------------         --------------------      ---------------------
                                                Amount        Ratio         Amount         Ratio      Amount         Ratio
                                                ------        -----         ------         -----      ------         -----
As of March 31, 2000

   Total Capital
     (to Risk-Weighted Assets)                 $37,529        12.97%        $23,144         8.00%      $28,930       10.00%

   Tier 1 Capital
     (to Risk-Weighted Assets)                 $33,910        11.72%        $11,572         4.00%      $17,358        6.00%

   Tier 1 Capital
     (to Average Assets)                       $33,910         6.96%        $19,492         4.00%      $24,366        5.00%

As of June 30, 1999:

   Total Capital
     (to Risk- Weighted Assets)                $34,005        13.05%        $20,848         8.00%      $26,060       10.00%

   Tier 1 Capital
    (to Risk-Weighted Assets)                  $30,768        11.81%        $10,424         4.00%      $15,636        6.00%

   Tier 1 Capital
     (to Average  Assets)                      $30,768         6.86%        $17,934         4.00%      $22,418        5.00%

NOTE 5 - SEGMENT REPORTING

The Company has two reportable segments: First Financial Bank ("the Bank") and Philadelphia Corporation for Investment Services ("PCIS"). The Bank operates a branch bank network with eight full-service banking offices and provides deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown, Pennsylvania headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate primarily in southeastern Pennsylvania.

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

The following table highlights income statement and balance sheet information for each of the segments at or for March 31, 2000 and 1999:

                                                      At and for the three months ended March 31,
                                                               (Dollars in Thousands)
                             ------------------------------------------     ---------------------------------------------
                                               2000                                            1999
                             -------------------------------------------    ---------------------------------------------
                               Bank           PCIS            Total           Bank             PCIS            Total
                             -----------    -----------     ------------    ------------     ------------    ------------
Net interest
    income                    $  3,659         $   23         $  3,682        $  3,433          $    12        $  3,445
Other income                       305          1,014            1,319             373              797           1,170
Total net income                   913            106            1,019             945               74           1,019
Total assets                   486,158          1,769          487,927         425,971            2,095         428,066
Total trading
    securities                $  6,409         $  450         $  6,859        $ 16,037          $   279        $ 16,316

                                                      For the nine months ended March 31,
                                                            (Dollars in Thousands)
                            ----------------------------------------      ---------------------------------------------
                                            2000                                              1999
                            ----------------------------------------       ---------------------------------------------
                              Bank            PCIS           Total           Bank             PCIS            Total
                           ------------    -----------    ----------      ------------    -------------    ------------
Net interest
    income                     $11,182         $   76        $ 11,258        $ 10,000          $   53         $10,053
Other income                     1,242          2,611           3,853           1,679           2,264           3,943
Total net income               $ 3,192         $  262        $  3,454        $  3,028          $  258         $ 3,286

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

                               FINANCIAL CONDITION

The Company's total assets increased to $487.93 million at March 31, 2000, from $451.16 million at June 30, 1999, principally due to a $32.05 million increase in loans from $291.39 million at June 30, 1999 to $323.44 million at March 31, 2000, and to a lesser extent, a $27.41 million aggregate increase in held-to-maturity investment securities to $35.21 million from $7.80 million at June 30, 1999. Such increases were funded in large part by increases in Federal Home Loan Bank ("FHLB") advances from $50.38 million at June 30, 1999, to $105.38 million at March 31, 2000.

Stockholders' equity increased $.72 million to $34.57 million at March 31, 2000 from $33.85 million at June 30, 1999. The increase in stockholders' equity resulted from net income of $3.45 million, the sale of $463,000 of common stock in connection with the Company's dividend reinvestment plan, and $75,000 received from the exercise of stock options, partially offset by the increase in net unrealized losses on securities available for sale of $1.70 million, the payment of cash dividends totaling $1.03 million and the repurchase of shares of common stock for an aggregate cost of $531,000.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 7.1% to $3.90 million for the three-month period ended March 31, 2000, and 13.8% to $11.95 million for the nine-month period ended March 31, 2000, compared to $3.64 million and $10.5 million, respectively, for the same periods in 1999. Total interest income, on a fully tax equivalent basis, increased to $8.67 million and $25.77 million for the three- and nine-month periods ended March 31, 2000, from $7.55 million and $21.96 million for the same periods in 1999, primarily as a result of increases in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $461.87 million and $453.05 million for the three- and nine-month periods ended March 31, 2000, respectively, from $398.35 million and $381.59 million, respectively, for the same periods in 1999. The increases were primarily due to a $24.90 million and $48.40 million increase in the average balance of investment securities and to a $36.13 million and $30.60 million increase in the average balance of net loans during the three- and nine-month periods in 2000, respectively. Partially offsetting the effect on interest income of the increases in the average balances were the 8 basis-point and 11 basis-point decreases in the yield on interest-earning assets to 7.50% and 7.58% for the three- and nine-month periods ended March 31, 2000, respectively, as the result of a minor decline in rates of interest experienced during the period.

Total interest expense increased to $4.76 million and $13.81 million from $3.91 million and $11.46 million for the respective three- and nine-month periods in 2000 and 1999, largely as the result of the increase in the average balance of interest-bearing liabilities to $410.40 million and $401.71 million for the three- and nine-month periods ended March 31, 2000, respectively, as compared to $348.49 million and $329.56 million for the same periods in 1999. These increases were due to $26.69 million and $35.71 million increases in the average balance of deposits and $46.50 million and $36.43 million increases in the average balance of borrowings during the three and nine-month periods, respectively. The increase in interest expense was also the result of an increase in the average rate paid on such liabilities to 4.64% and 4.58% for the three- and nine-month periods ended March 31, 2000, respectively, from 4.60% and 4.55% for the same periods in 1999, as the result primarily of increasing rates of interest on borrowings and deposits despite management's continued efforts to focus in the areas of low-costing or no-cost deposits.

The tax equivalent interest rate spread decreased to 3.00% from 3.03%, and the average tax equivalent net yield on interest-earning assets decreased to 3.52% from 3.67% for the nine-month periods ended March 31, 2000 and 1999, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $105,000 and $315,000 for loan losses during the three- and nine-month periods ended March 31, 2000, respectively as compared to $45,000 and $135,000, respectively, for the same periods in 1999. The provision for the three- and nine-months ending March 31, 2000 has increased over the three- and nine-months ending March 31, 1999 primarily as a result of an increase in loans of $32.05 million since June 30, 1999. These provisions have been added to the Company's allowance for loan losses due to economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At March 31, 2000, the allowance for loan losses totaled $3.83 million or 1.17% of net loans (before allowance), compared to $3.65 million or 1.24% of net loans and $3.40 million or 1.18% of net loans at June 30, 1999, and March 31, 1999, respectively. As a percentage of non-performing assets, the allowance for loan losses was 412% at March 31, 2000, compared to 391% at June 30, 1999, and further compared to 446% at March 31, 1999.

Other Income

Total other income increased to $1.32 million and decreased to $3.85 million during the three- and nine-month periods ended March 31, 2000, respectively, as compared to $1.17 million and $3.94 million during the same periods in 1999. The increase for the three-month period ended March 31, 2000 of $149,000 resulted from the growth in investment service income of $193,000 offset by several minor decreases. The decrease of $90,000 for the nine-month period ending March 31, 2000 compared to the same period in 1999 resulted from a decrease in gains on trading account securities and sales of assets held for sale of $345,000 in 1999 plus losses of $264,000 at March 31, 2000 for a total decrease of $609,000. These decreases were partially offset by increases in investment service income of $403,000 and service charge and fees income of $148,000.

Operating Expenses

Total operating expenses increased $373,000 or 11.43% and $1,167,000 or 12.58% to $3.64 million and $10.45 million, respectively, for the three- and nine-month periods ended March 31, 2000 as compared to the same time periods in 1999. The increase in operating expenses for the three- and nine-month periods in fiscal 2000 was due to (i) normal salary increases combined with benefits expense; and
(ii) the increased number of staff resulting from the addition of the Bank's eighth branch office that opened in March 1999 in Devon, Pennsylvania.

Income Tax Expense

Income tax expense was $241,000 and $895,000 for the three- and nine-month periods ended March 31, 2000, respectively, as compared to $288,000 and $1.30 million for the same periods in 1999. The decrease in income tax expense for the three- and nine-month periods ended March 31, 2000 is due to a higher portion of the Company's pre-tax earnings comprised of tax-free interest income as compared to the same period in 1999. This caused the effective tax rate to decrease from 28.27% at March 31, 1999 to 20.58% at March 31, 2000.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and real-estate owned ("REO") and totaled $729,171 and $933,000 at March 31, 2000 and June 30, 1999,
respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At March 31, 2000, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were both .15% at March 31, 2000, compared to .21% at June 30, 1999, and .18% at March 31, 1999. Non-performing loans, which totaled $729,171 at March 31, 2000 consisted of 6 single-family residential mortgage loans aggregating $573,000, and 7 non-performing consumer and commercial business loans totaling $156,171.

At March 31, 2000, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $5.5 million compared to $1.24 million at June 30, 1999, and further compared to $1.30 million at March 31, 1999. Included in assets classified substandard at March 31, 2000 and 1999, and at June 30, 1999, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. The Company maintains a $4.56 million investment in a long-term tax-free revenue bond which it had classified as substandard as a result of a deterioration in cash flow for debt service. The investment has been performing since its origination. Company management has met with the debtor and a plan was presented to management to improve these deficiencies.

                         LIQUIDITY AND CAPITAL RESOURCES

Management monitors liquidity daily and maintains funding sources to meet unforseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company reviews and periodically adjusts the pricing of its deposits to achieve a reasonable deposit balance. Although the Company's deposits, which decreased $16.6 million for the nine-month period ending March 31, 2000, represent the majority of its total liabilities, the Company has increased borrowings consisting of $55 million in overnight FHLB advances to fund new loan growth and replace the decrease in deposits. During the twelve-month period ending March 31, 2001, the Company will have approximately $115 million in maturing Certificates of Deposit. The Company expects to retain these deposits by periodically adjusting deposit rates.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At March 31, 2000, the Company had $6.57 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $17.15 million and $20.49 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On November 17, 1999 and February 16, 2000, the Board of Directors declared quarterly cash dividends of $.09 per share respectively, which were paid on December 17, 1999 and March 17, 2000, to stockholders of record as of December 3, 1999 and March 3, 2000.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended March 31, 2000 was 20.90%.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (as amended by SFAS No. 137 in June 1999) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of certain foreign currency exposures. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier adoption is permitted. The Company has not determined the impact, if any, of this statement, including its provisions for the potential reclassifications of investments securities, on the Company's operations, financial condition or equity.

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

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest sensitivity position throughout the year. For a discussion of the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Market Risk" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. There has been no material change in the Company's market value of portfolio equity since June 30, 1999 except as reflected in this 10Q financial statement.

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At March 31, 2000, the Company serviced $16.11 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

              Interest Rate Sensitivity Analysis at March 31, 2000
                             (Dollars in thousands)

                                                               More Than    More Than   More Than    More Than
                                                            Three Months   Six Months    One Year  Three Years
                                              Three Months       Through      Through     Through      Through   More Than
                                                or Less       Six Months     One Year Three Years   Five Years  Five Years   Total
                                              -------------  -----------  ----------  ----------- ------------ ----------- ---------
INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2)                            $21,462      $19,770     $33,585     $84,999      $48,073     $43,091  $250,980
        Commercial                                   9,098        1,200       1,691       4,360        1,264         255    17,868
        Consumer                                     8,045        2,094       4,148      15,118       10,491      19,798    59,694
   Securities and interest-bearing deposits         33,924        3,317         855      18,116       23,771      60,322   140,305
                                              -------------  -----------  ----------  ---------- ------------ ----------- ---------

   Total interest-earning assets                   $72,529      $26,381     $40,279    $122,593      $83,599    $123,466  $468,847
                                              -------------  -----------  ----------  ---------- ------------ ----------- ---------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                   $501         $501        $998          --           --     $25,202   $27,202
   NOW accounts                                        450          450         900          --           --      37,464    39,264
   Money market accounts                            44,699           --          --          --           --          --    44,699
   Certificate accounts                             66,853       19,730      29,914      67,625        8,094       3,223   195,439
   Borrowings                                       70,599        1,506       3,460      12,727       15,205       1,882   105,379
                                              -------------  -----------  ----------  ---------- ------------ ----------- ---------
   Total interest-bearing liabilities             $183,102      $22,187     $35,272     $80,352      $23,299     $67,771  $411,983
                                              -------------  -----------  ----------  ---------- ------------ ----------- ---------

Cumulative excess (deficit) of
interest-earning assets to interest-bearing     ($110,573)   ($106,379)   ($101,372)   ($59,131)     ($1,169)    $56,864   $56,864
                                                ==========   ==========   =========   =========     ========     =======   =======
liabilities
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive
  liabilities                                        39.6%         48.2%       57.9%       81.6%       100.3%      113.8%    113.8%
                                                     =====        =====       =====       =====       ======      ======    ======
Cumulative difference as a percentage of
   total assets                                     (22.7%)      (21.8%)      (20.8%)      12.1%         0.2%       11.7%     11.7%
                                                    ======       ======       ======      =====        =====       =====     =====

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

                                    None

                  Item 5.  Other Information

                                    None

                  Item 6.  Exhibits and Reports on Form 8-K

                                    (a)  Exhibits

                                    Exhibit 27 Financial Data Schedule

(b)      Reports on Form 8-K

                                    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Chester Valley Bancorp Inc.


Date        MAY-11-00               /s/ Ellen Ann Roberts
    -----------------------         -----------------------
                                    Ellen Ann Roberts
                                    Chairman and Chief Executive Officer


Date        MAY-11-00               /s/ Anthony J. Biondi
    -----------------------         ----------------------
                                    Anthony J. Biondi
                                    President and Chief Operating Officer