Form 10-K
period 2000-06-30
CHESTER VALLEY BANCORP INC
filed 2000-09-28
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For Fiscal Period Ended: June 30, 2000

                                       Or

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from ________ to _________

                           Commission File No: 0-18833

                           Chester Valley Bancorp Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                    23-2598554
              ------------                                    ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


  100 E. Lancaster Ave., Downingtown PA                          19335
  -------------------------------------                        ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of September 1, 2000, the aggregate value of the 3,202,820 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 711,233 shares held by all directors and officers of the registrant as a group, was approximately $ 54.85 million. This figure is based on the closing sales price of $17.125 per share of the registrant's Common Stock on September 1, 2000.

Number of shares of Common Stock outstanding as of September 1, 2000:  3,914,053


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

(1) Portions of the Annual Report to Shareholders for the year ended June 30, 2000, are incorporated into Part II, Items 5 - 8 of this Form 10-K.

(2) Portions of the Definitive Proxy Statement for the 2000 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.

                                      INDEX
                                                                            Page
                                                                            ----

                                     PART I
Item 1.   Business........................................................... 1
Item 2.   Properties.........................................................45
Item 3.   Legal Proceedings..................................................46
Item 4.   Submission of Matters to a Vote of Security Holders................46


                                   PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................47
Item 6.   Selected Financial Data............................................47
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................47
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........47
Item 8.   Financial Statements and Supplementary Data........................47
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................47


                                  PART III
Item 10.  Directors and Executive Officers of the Registrant.................47
Item 11.  Executive Compensation.............................................48
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....48
Item 13.  Certain Relationships and Related Transactions.....................48


                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...49


SIGNATURES ..................................................................50

PART I.

ITEM 1.  BUSINESS

Forward Looking Statements

               In this Form 10-K, the Company has included certain "forward looking statements" concerning future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-K or incorporated. The Company has used "forward looking statements" to describe certain of its future plans and strategies including management's expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended June 30, 2000. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

General

               Chester Valley Bancorp Inc. (the "Holding Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its eight branch banks in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services and funds these activities primarily with retail deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

               References to the Company include its wholly owned subsidiaries, the Bank and PCIS, unless the context of the reference indicates otherwise.

Market Area

               The Bank's primary market area includes Chester County and sections of the four contiguous counties (Delaware, Montgomery, Berks, and Lancaster) in Pennsylvania. Chester County, in which all of the Bank's offices are located, continues to grow in terms of economic development and population growth.

               Customer deposits with First Financial are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Associations Insurance Fund ("SAIF"). The Bank is subject to examination and comprehensive regulation by the FDIC, the Office of Thrift Supervision ("OTS"), and the Pennsylvania Department of Banking ("Department"). It is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh ("FHLBP"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.


Lending Activities

               Loan Portfolio Composition. The Company's net loan portfolio (net of undisbursed proceeds, deferred fees and allowance for loan losses) totaled $331.31 million at June 30, 2000, representing approximately 65.3% of the Company's total assets of $507.15 million at that date.

The following table presents information regarding the Company's loan portfolio by type of loan indicated.



                                           ---------------------------------------------------------------------------------
                                                          2000                                      1999
                                           -----------------------------------         -------------------------------
                                                                         % of                                    % of
                                                                        Total                                   Total
                                                     Amount             Loans                  Amount           Loans
                                                     ------             -----                  ------           -----
Real estate loans:
   Residential:
        Single-family                             $ 167,451             46.8%                $156,514           50.8%
        Multi-family                                     --              0.0%                     828             .3%
   Commercial                                        66,221             18.5%                  55,197           17.9%
   Construction and land acquisition(1)              42,372             11.8%                  29,339            9.5%

                                           -----------------  ----------------        ----------------  --------------
           Total real estate loans                  276,044             77.1%                 241,878           78.5%
Commercial business loans(2)                         19,358              5.4%                  14,708            4.8%
Consumer loans(3)                                    62,433             17.5%                  51,416           16.7%
                                           -----------------  ----------------        ----------------  --------------
            Total loans receivable                  357,835            100.0%                 308,002          100.0%
                                                              ================                          ==============

Less:
  Loans in process                                 (20,908)                                  (11,393)
 Allowance for loan losses                          (3,908)                                   (3,651)
 Deferred loan fees                                 (1,713)                                   (1,570)
                                           -----------------                          ----------------
              Net loans receivable                  331,306                                   291,388

Loans held for sale, single-family
   residential mortgages                                 --                                        --

                                           -----------------                          ----------------

    Net  loans receivable and loans held
       for sale                                    $331,306                                  $291,388
                                           =================                          ================




                                               At June 30,
                                         -----------------------------------------------------------------------------------------
                                                  1998                            1997                              1996
                                         -------------------------   ----------------------------    -----------------------------
                                                             % of                           % of                             % of
                                                            Total                          Total                            Total
                                               Amount       Loans               Amount     Loans                Amount      Loans
                                               ------       -----               ------     -----                ------      -----
                                                                            (Dollars in Thousands)

Real estate loans:
   Residential:
        Single-family                       $154,755        53.3%             $158,537     58.4%              $147,274      62.6%
        Multi-family                             873         0.3%                  893      0.3%                 1,256       0.5%
   Commercial                                 41,002        14.1%               33,981     12.5%                22,552       9.6%
   Construction and land acquisition(1)       30,646        10.5%               22,907      8.5%                17,028       7.2%

                                         ------------  -----------   --------------------------      ------------------  ---------
           Total real estate loans           227,276        78.2%              216,318     79.7%               188,110       79.9%
Commercial business loans(2)                  11,437         3.9%                7,863      2.9%                 5,701        2.4%
Consumer loans(3)                             51,829        17.9%               47,343     17.4%                41,486       17.7%
                                         ------------  -----------   --------------------------      ------------------  ---------
            Total loans receivable           290,542       100.0%              271,524    100.0%               235,297      100.0%
                                                       ===========                      =========                        =========

Less:
  Loans in process                          (12,380)                          (10,092)                         (7,134)
 Allowance for loan losses                   (3,414)                           (2,855)                         (2,667)
 Deferred loan fees                          (1,620)                           (1,537)                         (1,533)
                                         ------------                ------------------              ------------------
              Net loans receivable           273,128                           257,040                         223,963

Loans held for sale, single-family
   residential mortgages                       1,101                               106                              --
                                         -------------
                                                                     ------------------              ------------------

    Net  loans receivable and loans held
       for sale                             $274,229                          $257,146                       $ 223,963
                                         =============               ==================              ==================

-----------------

(1) Includes construction loans for both residential and commercial real estate properties.
(2)   Consists primarily of secured equipment loans.
(3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

         Contractual Maturities. The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 2000, by categories of loans. All loans are included in the period in which they mature. Loans held for sale are not included.


                                                                      Principal Repayments
                                                           Contractually Due in Year(s) Ended June 30,
                                          -------------------------------------------------------------------------
                                                                          (In Thousands)
                                             Total
                                          Outstanding
                                               at                                                       2006
                                            June 30,                                                  2002-and
                                              2000                2001              2005             Thereafter
                                          --------------      ----------          ---------       -----------------
Real estate loans:
  Residential                             $167,451            $ 25,057            $ 32,459            $109,935
  Commercial                                66,221               2,486              53,909               9,826
  Construction and land acquisition         42,372              16,249              12,911              13,212
Commercial business loans                   19,358              12,154               5,538               1,666
Consumer loans                              62,433               6,680              17,391              38,362
                                          -------------------------------------------------------------------------
        Total loans                       $357,835            $ 62,626            $122,208            $173,001
                                          =========================================================================



The following table sets forth, as of June 30, 2000, the dollar amount of all loans contractually due after June 30, 2001, which have fixed interest rates and floating or adjustable rates.


                                                             Contractual Obligations
                                                             Due After June 30, 2001
                                                       --------------------------------
                                                                          Floating/
                                                          Fixed           Adjustable
                                                          Rates             Rates
                                                      -------------    ----------------
                                                                (In Thousands)
        Real estate loans:
                Residential                            $    95,456           $  46,938
                Commercial                                   9,922              53,813
                Construction and land acquisition            3,023              23,100
        Commercial business loans                            6,960                 244
        Consumer loans                                      55,634                 119
                                                      -------------    ----------------
               Total loans                             $   170,995          $  124,214
                                                      =============    ================

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

               Residential and commercial real estate loans are originated directly by the Bank through salaried loan officers. In addition, from time to time the Bank utilizes third-party originators who use the same credit guidelines and standards as the Bank to originate residential loans. Residential and commercial real estate loan originations are normally attributable to referrals from real estate brokers and builders and other financial institutions, mortgage brokers, depositors and walk-in customers. Consumer loan originations are primarily attributable to existing customers and referrals, as well as third party automobile loans originated through dealers.

               The Bank periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The majority of conforming loans sold to date have consisted of sales to Freddie Mac ("FHLMC") of fixed-rate mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. In selling conforming loans, the Bank has retained the servicing thereon in order to increase its non-interest income. At June 30, 2000, the Bank serviced $23.67 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes. The Bank is a qualified servicer for FHLMC, Fannie Mae ("FNMA"), and Ginnie Mae ("GNMA").

               The following table shows total loans and loans held for sale originated, purchased, sold and repaid during the periods indicated.


                                                                                 Year Ended June 30,
                                                             -------------------------------------------------------------
                                                                  2000                   1999                   1998
                                                             ----------------       ----------------      ----------------
                                                                                    (In Thousands)
Total loans receivable and loans held for sale at
 beginning of period                                               $ 308,002             $291,643             $271,630
         Real estate loan originations:
               Residential (1)
               Commercial                                             26,926               31,705               39,329
               Construction and land acquisition (2)                  10,002               18,914                9,398
                                                                      24,374               21,852               21,057
                                                             ----------------       --------------        -------------
                   Total real estate
                        loan originations                             61,302               72,471               69,784
         Consumer loans (3)                                           33,748               24,540               24,771
         Commercial business loans                                    22,551               17,312               11,896
                                                             ----------------       --------------        -------------
                   Total loan
                         originations                                117,601              114,323              106,451
                                                             ----------------       --------------        -------------

         Principal loan repayments                                    67,594               96,487               77,481
         Sales of loans                                                  174                1,477                8,957
                                                             ----------------       --------------        -------------
                      Total principal
                          repayments
                          and sales                                   67,768               97,964               86,438
                                                             ----------------       --------------        -------------
                       Net increase in
                          loans and loans
                          held for sale                               49,833               16,359               20,013
                                                             ----------------       --------------
                                                                                                          -------------
Total loans receivable and loans
    held for sale at end of period                                 $ 357,835             $308,002             $291,643
                                                             ================       ==============        =============

---------------

(1)   Includes both single-family and multi-family residential loans.
(2) Includes construction loans for both residential and commercial real estate properties.
(3) Includes home equity loans and lines of credit, home equity improvement, automobile and other personal loans.


         Loans on Existing Single-Family Residential Properties. The Bank currently offers adjustable-rate mortgages ("ARMs") which have up to 30-year terms and interest rates which adjust either annually or every three years, or which are fixed initially for the first three years, five years, seven years, or ten years, and adjust annually thereafter, based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year or three years, respectively, as made available by the Federal Reserve Board plus a margin. The amount of any increase or decrease in the interest rate for ARMs is limited to 1% or 2% per year and 6% over the life of the loan. Substantially all of the ARMs originated by the Bank cannot be converted to fixed-rate loans. The interest rates of ARMs may not adjust as rapidly as changes in the Company's cost of funds. In order to minimize risk, ARM borrowers are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Bank's ARMs require that any payment adjustment resulting from a change in the interest rate of the ARM be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. Due to the declining interest rate environment and leveling of the yield curve, the Bank experienced significant refinancings of its ARM portfolio into its fixed rate mortgage products in 1999 and to a lesser degree in 2000.

         Fixed-rate residential mortgage loans currently originated generally have 30-year terms, although some have 15-year terms with commensurately lower interest rates. The Bank also offers a bi-weekly mortgage which is a fixed-rate loan with bi-weekly payments. Based on current interest rates, it is repaid in approximately 22 years. Substantially all of the Bank's long-term, fixed-rate residential mortgage loans and ARMs include "due on sale" clauses which the loan balance becomes due upon the sale of the property.

         The Bank also makes second mortgage loans and home equity loans. See "Lending Activities - Consumer Loans."

         Loans on Existing Commercial and Multi-Family Properties. During the past several years, the Bank has originated permanent loans secured by multi-family and income-producing properties such as condominiums, apartment buildings, office buildings and, to a lesser extent, hotels and small shopping centers. The Bank intends to increase its emphasis on the origination of commercial real estate loans and, accordingly, intends to increase its commercial lending staff. The Bank's Commercial Loan Department currently consists of seven loan officers, all but one of whom joined the Bank's staff with substantial prior commercial lending experience. The origination of multi-family residential and commercial real estate loans has resulted in the shortening of the average maturity and an increase in the interest rate sensitivity of the Bank's loan portfolio as well as to generate increased fee income. All of the Bank's multi-family residential and commercial real estate loan portfolio is secured by properties located in the Company's primary market area. As of June 30, 2000, commercial and multi-family real estate loans, excluding construction loans for such properties, amounted to $66.22 million, or 18.5% of the total loan portfolio.

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

         Construction Loans. The Bank also offers both fixed-rate and adjustable-rate residential and commercial construction loans. Residential construction loans are offered to individuals building their primary or secondary residence as well as to selected local developers to construct up to four-family dwellings. Advances are made on a percentage of completion basis, usually consisting of six draws. Residential construction loans convert to permanent loans at the end of 12 months or upon completion of construction, whichever occurs first. At June 30, 2000, $31.41 million or 8.8% of the Company's total loan portfolio consisted of construction loans including loans in process. Loans in process related to such loans totaled $16.86 million at June 30, 2000.

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

         Land Acquisition and Development Loans. The Bank also offers land acquisition and development loans. These types of loans are generally provided only to local developers with strong financial positions and with whom the Bank is familiar. These loans typically have terms of one to three years and carry a floating interest rate normally indexed to the Wall Street Journal Prime. The Bank will lend up to 75% of the appraised value of the project. At June 30, 2000, $10.96 million, or 3.1% of the Company's total loan portfolio consisted of land acquisition and development loans, including loans in process. Loans in process on such loans totaled $4.05 million at June 30, 2000. Like construction lending, these loans generally are considered to involve a higher degree of risk of loss than long-term financing on approved occupied real estate. The Bank is actively pursuing developers who can both demonstrate the ability to meet cash flow projections in order to repay loans through a very strong financial position and have a reputation for successfully completing such projects in similar situations with the Bank.

         Consumer Loans. The Bank offers a wide variety of consumer loans, including home equity loans, home improvement loans, equity lines of credit, secured and unsecured personal loans and automobile loans. The Bank has aggressively marketed consumer loans in order to provide a wider range of financial services to its customers and because of the shorter terms and normally higher interest rates on such loans. As of June 30, 2000, consumer loans amounted to $62.43 million or 17.5% of the total loan portfolio.

         The Bank's home equity lines of credit currently provide for terms of up to 10 years. The interest rate on the "Prime Line" adjusts monthly to the Wall Street Journal Prime Rate. The regular equity line of credit adjusts monthly at 1.50% above the Wall Street Journal Prime Rate. The limit of such loan is the borrower's equity in his residence, subject to certain income qualifications. The Bank also makes fixed-rate, fixed-term home equity loans on which it takes a first- or second-mortgage lien on the borrower's property. These loans have terms of up to 15 years. The balance of the fixed-rate mortgages on the properties cannot exceed in the aggregate 80% of the appraised value of the properties. Home equity lines of credit and fixed-rate home equity loans amounted to $5.50 million and $48.88 million, respectively, as of June 30, 2000. The Bank also originates fixed-rate bridge loans with loan-to-value ratios of no greater than 80% of the value of the secured real estate and at a maximum term of twelve months. At June 30, 2000, there was no balance for these loans.

         At June 30, 2000, the balance was $494,000 for fixed-rate loans secured by certificates of deposit or marketable securities. Unsecured personal loans amounted to $465,000 at June 30, 2000 and consisted of fixed-rate loans with maximum loan balances of $5,000 and terms no greater than 48 months. The Bank also originates fixed-rate loans on new and used automobiles. The terms of such loans do not exceed 60 months on new cars and 48 months on used cars. Automobile loans amounted to $6.24 million at June 30, 2000. The Bank's current line of credit provides for unsecured loans of up to $1,000 for terms of up to 36 months with an interest rate set at 6.0% over the Wall Street Journal Prime Rate adjusted monthly. Such loans have a floor of 10.0% and a ceiling of 18.0% and totaled $264,000 at June 30, 2000. In addition, the Bank originates Visa and MasterCard credit card loans with up to $5,000 lines of credit and at an interest rate set at 6.0% over the Prime Rate. At June 30, 2000, the Company had $408,000 in credit card loans outstanding.

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

         Commercial Business Loans. The Bank makes commercial business loans directly to businesses located in its market area. The Bank targets small and medium sized businesses with the majority of the loans being originated in amounts of less than $750,000. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of June 30, 2000, commercial business loans totaled $19.36 million or 5.4% of the total loan portfolio.

         Commercial business loans originated by the Bank generally have terms of five years or less and fixed interest rates or adjustable interest rates tied to the Wall Street Journal Prime plus a margin. Such loans are generally secured by real estate, receivables, equipment, or inventory and are generally backed by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than residential mortgage loans. Although commercial business loans generally are considered to involve greater credit risk than certain other types of loans, management intends to continue to offer commercial business loans to small and medium sized businesses in an effort to better serve our community's needs, obtain core non-interest bearing deposits, and increase the Company's interest rate spread.

         Regulatory Requirements and Underwriting Policies. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to the parity provisions of the State Code, the aggregate loans that the Company may make to any borrower and its affiliates is limited to 15% of unimpaired capital for unsecured loans and 25% of capital for loans secured by readily marketable collateral. At June 30, 2000, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $5.41 million. Special rules applicable to savings associations' provide authority to develop domestic residential housing units up to the lesser of 30% of the savings association's unimpaired capital and unimpaired surplus or $30.0 million, if: (a) the purchase price of a single-family unit does not exceed $500,000; (b) the savings association is in compliance with the fully phased-in capital standards; (c) the OTS director, by order, authorizes the higher limit;
(d) the loans made to all borrowers in the aggregate do not exceed 150% of the savings association's unimpaired capital and unimpaired surplus; and (e) all loans comply with applicable loan-to-value requirements. At June 30, 2000, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $5.26 million, and is in conformity with the current loans to one borrower regulations described above.

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

         In the loan approval process, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. In connection therewith, the Bank obtains an appraisal of the security property and information concerning the income, financial condition, employment and credit history of the applicant. Loans must be approved at various management levels, including the Board of Directors, depending on the amount of the loan. Residential mortgage loans, commercial business and commercial real estate loans, and any other loans in excess of $1.00 million require approval by the Board of Directors. In addition, any loan in excess of $500,000 which exhibits certain characteristics concerning the borrower or the project requires approval by the Board of Directors.

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

               At June 30, 2000, the Bank was servicing $23.67 million of loans for others, substantially all of which were whole loans sold by the Bank to the FHLMC. The Bank receives a servicing fee of approximately 1/4 or 3/8 of 1% on such loans.

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

         If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's "real estate owned" account until it is sold. When property is acquired, it is recorded at the lower of carrying value or fair value less disposal cost at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized to the extent they do not exceed the property's fair value. No loss reserves are maintained on REO and future write-downs for cost beyond the fair value are expensed. The Company is permitted under Department and OTS regulations to finance sales of REO by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. However, at June 30, 2000, the Company did not have any loans to facilitate.

         For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At June 30, 2000, the Company did not have any impaired loans. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         The following table sets forth information regarding non-accrual loans and REO held by the Company at the dates indicated. The Company did not have any
(i) loans which are 90 days or more delinquent but on which interest is being accrued or (ii) loans which were classified as restructured troubled debt at any of the dates presented.


                                                                 Year Ended June 30,
                                 ----------------------------------------------------------------------------------------
                                      2000                1999                1998               1997             1996
                                 --------------       -------------       -------------       ----------       ----------
                                                                      (Dollars In Thousands)
Non-accrual  loans:
Residential real estate loans          $   735             $   568             $  771           $  417           $ 1,166
Commercial real estate loans                --                  --                 --               --                --

Construction and land loans                 --                  --                 55               --               737

Commercial business loans                   --                 258                 --               --                18

Consumer loans                             207                 107                420              331               297

                                 --------------       -------------       ------------       ----------       -----------
Total non-accrual loans                $   942             $   933            $ 1,246           $  748           $ 2,218
                                 ==============       =============       ============       ==========       ===========

Total non-accrual loans
  to total assets                         .19%                .21%               .33%             .23%              .81%

Total REO                                   --                  --                 --               --              $121

Total non-accrual loans and
  REO to total assets                     .19%                .21%               .33%             .23%              .85%


         At  June  30,  2000   non-accrual   real  estate  loans  included  nine
residential mortgage loans aggregating $735,000, all secured by single-family residential properties.

         The total amount of non-performing loans was $942,000, $933,000 and $1.25 million at June 30, 2000, 1999 and 1998, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross amount of interest income for fiscal 2000, 1999, and 1998 that would have been recorded for these loans was $82,000, $75,200, and $111,800. Interest income on these non-performing loans included in income for fiscal 2000, 1999, and 1998, amounted to $24,000, $26,100, and $57,560, respectively.

         Allowances for Losses on Loans and Classified Assets. The allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Management may in the future further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential and commercial real estate loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance. At June 30, 2000, the Bank's allowance for loan losses was $3.91 million or 1.18% of total net loans receivable and 414.9% of total non-performing loans compared to $3.65 million or 1.24% of net loans and 391.3% of total non-performing loans at June 30, 1999.

         The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                                          As of June 30,
                                          -------------------------------------------------------------------------------------
                                             2000               1999              1998              1997              1996
                                         --------------   ---------------   ----------------    --------------   --------------
                                                                       (Dollars in Thousands)
Allowance at beginning of period             $ 3,651            $ 3,414       $ 2,855            $ 2,667            $ 2,449
Loans charged off against the allowance:
    Residential real estate                       (8)               (58)          (12)              (117)              (101)
    Construction and land                         --                 --          (177)                --
    Commercial business                         (131)                --            --                 (1)                (2)
    Consumer                                     (32)              (119)          (69)               (82)               (43)
                                             -------            -------       -------            -------            -------
Total charge-offs                               (171)              (177)          (81)              (377)              (146)

Recoveries:
    Residential real estate                       --                 --            21                 37                 --
    Construction and land                         --                 --            --                  4                 16
    Commercial business                            2                 --            --                 --                 --
    Consumer                                       6                 24            13                  1                  8
                                             -------            -------       -------            -------            -------
Total recoveries                                   8                 24            34                 42                 24

Net charge-offs                                 (163)              (153)          (47)              (335)              (122)

Provision for loan losses
  Charged to operating expenses                  420                390           606                523                340
                                             -------            -------       -------            -------            -------

Allowance at year end                        $ 3,908            $ 3,651       $ 3,414            $ 2,855            $ 2,667
                                             =======            =======       =======            =======            =======
Ratio of net charge-offs to
  average loans outstanding                     0.05%              0.05%         0.02%              0.13%              0.05%
                                             =======            =======       =======            =======            =======
Ratio of allowance to period-end
  net loans                                     1.18%              1.24%         1.23%              1.10%              1.18%
                                             =======            =======       =======            =======            =======

         The following table presents information regarding the Company's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio. (Dollars in Thousands)


                                                                             At June 30,
                                    -----------------------------------------------------------------------------------------------
                                             2000                     1999                   1998                    1997
                                    ---------------------      -------------------    --------------------    --------------------
                                                    % of                     % of                    % of                    % of
                                                   Loans                    Loans                   Loans                   Loans
                                                  to Total                 to Total                to Total                to Total
                                     Amount        Loans        Amount      Loans      Amount       Loans      Amount       Loans
                                     ------        -----        ------      -----      ------       -----      ------       -----
Residential real estate loans        $  700        46.8%        $  638      51.1%      $  789       53.6%      $  778       58.7%
Commercial real estate loans          1,553        18.5%         1,415      17.9%       1,050       14.1%         871       12.5%
Construction and land loans             241        11.8%           194       9.5%         201       10.5%         139        8.5%
Commercial business loans               632         5.4%           726       4.8%         357        3.9%         278        2.9%
Consumer loans                          782        17.5%           678      16.7%       1,017       17.9%         789       17.4%
                                    -------       -----        -------     -----      -------      -----      -------      -----

   Total allowance for loan losses  $ 3,908       100.0%       $ 3,651     100.0%     $ 3,414      100.0%     $ 2,855      100.0%
                                    =======       =====        =======     =====      =======      =====      =======      =====

Total allowance for loan losses
  to total non-performing loans      414.9%                     391.3%                 274.0%                  381.7%
                                     =====                      =====                  =====                   =====
Total non-performing loans           $  942                     $  933                $ 1,246                  $  748
                                     ======                     ======                =======                  ======
                                          At June 30,
                                       -------------------
                                              1996
                                       -------------------
                                                     % of
                                                    Loans
                                                   to Total
                                       Amount       Loans
                                       ------       -----
Residential real estate loans          $  898       63.1%
Commercial real estate loans              585        9.6%
Construction and land loans               280        7.2%
Commercial business loans                 207        2.4%
Consumer loans                            697       17.7%
                                      --------  ----------

   Total allowance for loan losses    $ 2,667      100.0%
                                      ========   =========


Total allowance for loan losses
  to total non-performing loans        120.2%
                                      ========
Total non-performing loans            $ 2,218
                                      ========

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

               At June 30, 2000 and 1999, the Company's classified assets, which consisted of assets classified as substandard or doubtful, totaled $1.59 million and $1.24 million, respectively. The Company did not have any REO at June 30, 2000 and 1999. Included in the assets classified substandard at June 30, 2000 and 1999, were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, and have a well-defined weakness that may jeopardize the liquidation of the debt. The majority of loans which are classified but otherwise performing are residential mortgage loans.

               The loans designated as special mention by the Company amounted to $102,300 and $0 at June 30, 2000 and 1999, respectively. The Company also includes in the special mention category an investment with a balance of $4.37 million to an extended term healthcare provider which was performing but had characteristics which warranted management to classify it special mention. Although special mention assets are not considered or classified as substandard, doubtful or loss, they do have a potential weakness which may, if not corrected, result in increased risk of loss at some future date.

Securities Activities

         Historically, interest and dividends on securities have provided the Company with a significant source of revenue. At June 30, 2000, the Company's securities portfolio and interest-bearing deposits aggregated $153.29 million or 30.2% of its total assets. First Financial's securities and interest-bearing deposits are used to meet certain federal liquidity ratios. The liquidity ratios are met in part by investing in securities that qualify as liquid assets under OTS regulations. (See "Regulation - Regulation of the Bank - Liquidity Requirements"). Such securities include obligations issued or fully guaranteed by the United States Government, certain federal agency obligations, certain time deposits and negotiable certificates of deposit issued by commercial banks and other specified investments, including commercial paper and other securities. Investment decisions are made by members of senior management within guidelines approved by the Company's Board of Directors.

         The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. At June 30, 2000, the Company had a net unrealized loss on securities available for sale, net of taxes, of $3.26 million.

The  following  table  sets  forth  the  Company's   securities   portfolio  and
interest-earning deposits at carrying value at the dates indicated.


                                                                                    At June 30,
                                                     -------------------------------------------------------------------------
                                                             2000                      1999                      1998
                                                     ----------------------      ------------------       --------------------
                                                                                   (In Thousands)
Interest-bearing deposits                                         $  8,164                $ 13,409                   $ 11,861
Trading account securities                                          12,838                   9,221                     20,352
Investment securities held to maturity:
    U.S. Government and agency obligations                          25,110                      --                      4,500
    Municipal notes and bonds (1)                                    8,332                   3,229                      7,394
    Mortgage-backed securities                                         640                     791                      1,123
    Other                                                            5,739                   3,781                      2,583
                                                     ----------------------      ------------------       --------------------
       Total investment securities held to
       maturity                                                     39,821                   7,801                     15,600
                                                     ----------------------      ------------------       --------------------
Investment securities available for sale:
    U.S. Government and agency obligations                          26,639                  47,242                     12,296
    Municipal notes and bonds (1)                                   34,160                  27,378                     15,173
    Mortgage-backed securities                                      13,804                  15,817                      9,431
    Equity securities                                                  858                   1,336                      1,096
    Debt securities                                                 14,798                  15,430                        307
    Other                                                            2,209                   2,397                         --
                                                     ----------------------      ------------------       --------------------
      Total investment securities available for
          sale                                                      92,468                 109,600                     38,303
                                                     ----------------------      ------------------       --------------------
      Total securities and interest-bearing
         deposits                                                $ 153,291               $ 140,031                   $ 86,116
                                                     ======================      ==================       ====================

     (1) The income from municipal notes and bonds are generally non-taxable for federal and state purposes.


         The contractual maturity or repricing characteristics of the Company's investment portfolio is considerably more interest rate sensitive than that of its loan portfolio. Consequently, the investment portfolio provides a significant source of liquidity and protection against interest rate risk. The weighted average term to maturity or repricing of the Company's investment securities held to maturity was 4.8 years at June 30, 2000 and 3.1 years at June 30, 1999.

The amortized cost and estimated fair value of investment securities at June 30, 2000, by contractual maturity, are shown below.

                                                                                       Estimated               Weighted
                                                                   Amortized              Fair                 Average
                                                                      Cost                Value                 Yield
                                                                ----------------      ---------------       ---------------
                                                                                   (Dollars in Thousands)
                  Held to Maturity
                    Due in one year or less                             $   210                $ 209                 4.97%
                    Due after one year through five years                17,216               17,008                 6.37%
                    Due after five years through ten years                9,130                8,696                 6.96%
                    Due after ten years                                   7,526                7,367                 6.87%
                    No stated maturity                                    5,739                5,740                 0.00%
                                                                ----------------      ---------------       ---------------
                    Total held to maturity                            $  39,821             $ 39,020                 5.65%
                                                                ================      ===============       ===============


                  Available for Sale
                    Due in one year or less                             $    --              $    --                 0.00%
                    Due after one year through five years                23,058               22,567                 6.09%
                    Due after five years through ten years               14,964               14,341                 6.08%
                    Due after ten years                                  58,294               54,703                 6.75%
                    No stated maturity                                    1,453                  857                 0.00%
                                                                ---------------       --------------         --------------
                    Total available for sale                           $ 97,769             $ 92,468                 6.42%
                                                                ================      ===============       ===============


         The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

         As of June 30, 2000, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

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

         Deposits. The Company obtains deposits primarily from residents of Chester County, and to a lesser extent Berks, Delaware, Lancaster and Montgomery Counties, Pennsylvania. Currently, the principal methods used by First Financial to attract deposit accounts include the offering of services and accounts, competitive interest rates, and convenient office locations and service hours. Other than during times of inverse or flat yield curves the Bank has adopted a pricing program for its certificate accounts which provides for higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities, thus reducing the interest rate sensitivity of the Company's deposit portfolio. First Financial also offers a tiered money market account that pays higher interest on higher balances so as to maintain a relatively stable core of deposits even when its certificate accounts mature.

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

         The following table shows the balances of the Company's deposits as of the dates indicated:


                                                                        At June 30,
                                     -----------------------------------------------------------------------------
                                                2000                       1999                       1998
                                     ------------------------    ------------------------   ----------------------
                                                                 (Dollars in Thousands)
                                                       % of                        % of                     % of
                                          Amount     Deposits       Amount       Deposits      Amount     Deposits
                                          ------     --------       ------       --------      ------     --------
Non-interest-bearing accounts          $  38,192       10.1%     $  33,007          9.2%    $  32,361      10.9%
NOW checking accounts                     38,652       10.2%        36,012         10.0%       31,770      10.6%
Savings accounts                          26,636        7.0%        29,033          8.1%       27,164       9.1%
Money market accounts                     41,690       11.0%        47,464         13.2%       35,610      11.9%
Certificates of deposit less than
  $100,000                               126,910       33.6%       137,559         38.2%      133,801      44.9%
Certificates of deposit with
  $100,000 minimum balance               106,398       28.1%        76,439         21.3%       37,485      12.6%
                                     ------------  ----------    ----------  ------------   ----------  ---------

      Total deposits                   $ 378,478      100.0%     $ 359,514        100.0%    $ 298,191     100.0%
                                     ============  ==========    ==========  ============   ==========  =========

The following table shows the weighted average interest rate of the Company's deposits by type of account at June 30, 2000:

                                                                     Weighted
                                             Amount                 Avg. Rate
                                         -------------              ----------
                                                    (In Thousands)

Non-interest-bearing accounts            $ 38,192                        --%
NOW checking accounts                      38,652                      1.57%
Savings accounts                           26,636                      1.71%
Money market accounts                      41,690                      4.00%
Certificates of deposit less than
$100,000                                  126,910                      5.60%
Certificates of deposit with
  $100,000 minimum balance                106,398                      5.72%
                                        ---------                    -------


      Total deposits                     $378,478                      4.21%
                                       ==========                    =======


The following table sets forth the net deposit flows of the Company for the periods indicated:


                                                Year Ended June 30,
                                      --------------------------------------
                                         2000           1999         1998
                                      ----------    -----------   ----------
                                                   (In Thousands)
Increase before interest credited       $  5,089       $ 50,465     $ 27,568
Interest credited                         13,875         10,857        9,873
                                      ----------    -----------   ----------

     Net deposit increase               $ 18,964       $ 61,322     $ 37,441
                                      ==========    ===========   ==========


The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 2000.


                                                               Balances at June 30, 2000 Maturing
                                                       =======================================================
                                                                          (In Thousands)
                                             At           Within       Three          Six to          After
                                          June 30,         Three       to Six         Twelve          Twelve
                                           2000           Months       Months         Months          Months
                                         ----------    ------------   --------      ----------       ---------
Certificates of deposit with $100,000
      minimum balance                     $ 106,398        $ 19,138     $5,677        $ 19,357        $ 62,226
                                         ==========    ============   ========      ==========       =========

The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.

                                                                        Year Ended June 30,
                                  ---------------------------------------------------------------------------------------------
                                              2000                            1999                           1998
                                  ---------------------------     --------------------------      -----------------------------
                                                                  (Dollars in Thousands)
                                                  Average                         Average                            Average
                                     Average        Rate           Average          Rate            Average           Rate
                                     Balance        Paid           Balance          Paid            Balance           Paid
                                     -------        ----           -------          ----            -------           ----
NOW checking accounts               $ 37,667        1.57%         $ 33,278          1.48%          $ 29,328           1.81%
Savings accounts                      27,017        1.74%           31,392          1.81%            25,991           2.67%
Money market accounts                 43,178        3.99%           43,147          3.65%            29,847           3.57%
Certificates of deposit
  less than $100,000                 130,335        5.35%          149,713          5.55%           126,286           5.90%
Certificates of deposit with                                                                                          5.17%
  $100,000 minimum balance            75,845        5.23%           52,917                           35,725           4.94%


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

         First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania. First Financial does not advertise for deposits outside of Pennsylvania or accept brokered deposits, and management believes that at June 30, 2000 an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania.

         Borrowings. First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to credit worthiness have been met. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLBP advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset and liability management through the extension of maturities of liabilities. At June 30, 2000, the Company had $86.78 million in FHLBP advances outstanding. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an amount not to exceed 10% of the Company's maximum borrowing capacity, which credit line is $15.45 million, and is subject to certain conditions, including the holding of a predetermined amount of FHLBP stock as collateral. At June 30, 2000, there was no balance outstanding on the line of credit.

         The following table presents certain information regarding short-term borrowings (borrowings with a maturity of one year or less) for the periods indicated:


                                                             Year Ended June 30,
                                         -------------------------------------------------------
                                              2000                 1999               1998
                                         ---------------       --------------       ------------
                                                            (Dollars in Thousands)
Short-term borrowings:
      Balance outstanding at end
               of period                       $ 46,948              $16,731            $17,601
      Weighted average interest rate
               at end of period                    6.61%                5.43%              5.28%
      Average balance outstanding              $ 55,753              $18,596            $16,417
      Maximum amount outstanding
        at any month-end during
               the period                       $79,059              $35,320            $25,323
      Weighted average interest rate
              during the period                    5.96%                5.51%              5.58%


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

Interest Income and Interest Spread Analysis

               The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest rate spread; and (v) net interest-earning assets and their net yield. Average balances are determined on a monthly basis which is representative of operations.


                                               -----------------------------------------------------------------------------------
                                                                  2000                                       1999
                                               ---------------------------------------     ---------------------------------------
                                                                                                     (Dollars in Thousands)
                                                 Average                        Yield/         Average                     Yield/
                                                Balance(1)     Interest(2)     Rate(2)      Balance(1)     Interest(2)     Rate(2)
                                               -----------     -----------     -------      ----------     -----------     -------
Assets:
    Loans and loans held for sale                $313,378       $24,689         7.88%        $280,544         $22,875       8.15%
    Securities and
      other investments                           145,687        10,298         7.07%         113,110           7,137       6.31%
                                               -----------  ------------                   -----------    ------------
    Total interest-
      earning assets                              459,065        34,987         7.62%         393,654          30,012        7.62%
                                                            ------------                   -----------    ------------
                                                     -
                                               -----------                                 -----------
    Total assets                                $ 482,342                                    $411,746
                                               ===========                                 ===========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements             $315,962       $13,700         4.34%        $287,627          12,711        4.42%
  FHLB advances and
     other borrowings                              90,184         5,275         5.85%          53,595           2,971        5.54%
                                               -----------  ------------                   -----------    ------------
  Total interest-
      bearing liabilities                        $406,146       $18,975         4.67%         341,222         $15,682        4.60%
  Non-interest-bearing liabilities                 42,033                                      36,962
  Stockholders' equity                             34,163                                      33,562
                                               -----------                                 -----------
  Total liabilities and stockholders' equity     $482,342                                    $411,746
                                               ===========                                 ===========
Net interest income/interest rate spread                        $16,012         2.95%                         $14,330        3.03%
                                                            ============                                  ============
                                                                           ===========                                   =========

Net interest-earning assets/net yield on
  interest-earning assets                         $52,919                       3.49%         $52,432                        3.64%
                                               ===========                 ===========     ===========                   =========

Ratio of average interest-earning assets to
  interest-bearing liabilities                                                   113%                                         115%
                                                                               =======                                     =======


                                                                      Year Ended June 30,
                                                ----------------------------------------------------------
                                                                            1998
                                                ----------------------------------------------------------

                                                    Average                                       Yield/
                                                  Balance(1)             Interest(2)              Rate(2)
                                                  ----------             -----------              -------
Assets:
    Loans and loans held for sale                  $264,106                 $22,298                8.44%
    Securities and
      other investments                              60,777                   3,906                6.43%
                                                ------------       -----------------
    Total interest-
      earning assets                                324,883                  26,204                8.07%
                                                                                                   -----
    Non-interest earning assets                      15,141

                                                ------------
    Total assets                                   $340,024
                                                ============

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements               $247,903                 $11,476                4.63%
  FHLB advances and
     other borrowings                                31,813                   1,933                6.08%
                                                ------------       -----------------
  Total interest-
      bearing liabilities                           279,716                 $13,409                4.79%
  Non-interest-bearing liabilities                   30,167
  Stockholders' equity                               30,141
                                                ------------
  Total liabilities and stockholders' equity       $340,024
                                                ============
Net interest income/interest rate spread                                    $12,795                3.28%
                                                                   =================       =============


Net interest-earning assets/net yield on
  interest-earning assets                           $45,167                                        3.94%
                                                ============                                =============

Ratio of average interest-earning assets to
  interest-bearing liabilities                                                                      116%
                                                                                            =============



(1)   Non-accruing loans are included in the average balance.

(2) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 2000, 1999, and 1998.

Rate/Volume Analysis

               The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. Interest income and the annual rate are calculated on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate), (2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume). The changes in rate/volume (3) is allocated to the change in volume variance and the change in the rate variance on a pro rated basis for fiscal 2000.


                                                  2000 Compared to 1999                         1999 Compared to 1998
                                               Increase (Decrease) Due to                    Increase (Decrease) Due to
                                      -----------------------------------------     ---------------------------------------------
                                       Volume          Rate          Total            Volume            Rate           Total
                                      ------------  -----------  --------------     ------------     ------------    ------------
                                                                           (In Thousands)

Interest income on interest-
  earning assets:
    Loans and loans
      held for sale                     $2,594         $(780)         $1,814              $1,359         $(782)         $  577
    Securities and
      other investments                  2,230           931           3,161               3,305           (74)          3,231
                                        ------         -----          ------              ------         -----          ------
        Total interest income            4,824           151           4,975               4,664          (856)          3,808
                                        ------         -----          ------              ------         -----          ------

Interest expense on interest-
  bearing liabilities:
     Deposits and repurchase
        agreements                       1,225          (236)            989               1,775          (540)          1,235
     FHLB advances and other
       borrowings                        2,129           175           2,304               1,223          (185)          1,038
                                        ------         -----          ------              ------         -----          ------
         Total interest expense          3,354           (61)          3,293               2,998          (725)          2,273
                                        ------         -----          ------              ------         -----          ------

Net change in net interest
Income                                  $1,470         $ 212          $1,682              $1,666         ($131)         $1,535
                                        ======         =====          ======              ======         =====          ======

Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

         The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the yields on interest-sensitive assets and interest-sensitive liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates between assets and liabilities as discussed in the Company's Interest Rate Sensitivity Analysis under the Asset/Liability Management caption in the Company's Annual Report to Shareholders for Fiscal 2000 (see Exhibit 13 hereto). Although interest rate sensitivity gap analysis is a useful measurement tool and contributes towards effective asset liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value ("NPV") is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated effect of immediate changes in interest rates at the specified levels at June 30, 2000 and 1999, calculated in compliance with Thrift Bulletin No. 13A:

                                                         Year Ended June 30, 2000
             -------------------------------------------------------------------------------------------------------------------
               Change in Interest                       Estimated Net Market Value
             Rates in Basis Points                         of Portfolio Equity                  NPV as % of PV of Average Assets
             ---------------------                         -------------------                  --------------------------------

                  (Rate Shock)                       Amount        $ Change      % Change              NPV Ratio      Change
                  ------------                       ------        --------      --------              ---------      ------
                                                       (Dollars in Thousands)
                      300                           $ 11,239     $ (27,997)         -71%                  2.42%        (535)
                      200                             20,147       (19,089)         -49%                  4.22%        (355)
                      100                             30,107        (9,658)         -25%                  6.02%        (175)
                     Static                           39,236             --           --                  7.77%           --
                     (100)                            48,425          9,189          23%                  9.34%          157
                     (200)                            56,015         16,779          43%                 10.55%          278
                     (300)                            69,669         30,433          78%                 12.67%          490

                                                         Year Ended June 30, 1999
             -------------------------------------------------------------------------------------------------------------------
               Change in Interest                       Estimated Net Market Value
             Rates in Basis Points                         of Portfolio Equity                  NPV as % of PV of Average Assets
             ---------------------                         -------------------                  --------------------------------

                  (Rate Shock)                       Amount        $ Change      % Change              NPV Ratio      Change
                  ------------                       ------        --------      --------              ---------      ------
                                                       (Dollars in Thousands)

                      300                           $ 11,975     $ (27,443)         -70%                  2.86%        (580)
                      200                             20,823       (18,595)         -47%                  4.83%        (382)
                      100                             29,578        (9,331)         -24%                  6.80%        (186)
                     Static                           39,418             --           --                  8.66%          --
                     (100)                            48,191          8,773          22%                 10.31%         166
                     (200)                            56,700         17,282          44%                 11.83%         318
                     (300)                            66,518         27,100          69%                 13.51%         485


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


Ratios

         The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances.

                                                   Year Ended June 30,
                                        ----------   ------------  ------------
                                           2000          1999          1998
                                        ----------   ------------  ------------
  Return on average assets
    (income divided by average
    total assets)                            0.94%        1.02%         1.07%
  Return on average equity
   (income divided by average equity)       13.34%       12.55%        12.03%
  Equity-to-assets ratio
    (average equity divided by
     average assets)                         7.08%        8.15%         8.86%
  Dividend pay-out ratio                    30.35%       27.39%        33.90%

Subsidiaries of First Financial

         At June 30, 2000, the Bank was permitted by regulations to invest up to 2% of assets in the capital stock of, and secured and unsecured loans to, subsidiary corporations or service corporations and under certain circumstances may make conforming loans to service corporations in greater amounts. As a Pennsylvania-chartered savings institution, the Bank may diversify into any business activity approved in advance by the Department. In addition, First Financial could invest up to 30% of its assets in finance subsidiaries. Such subsidiaries must be limited purpose subsidiaries whose sole purpose is to issue debt or equity securities that the parent association is authorized to issue directly and to remit the proceeds of such issuance to the parent association.

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

         At June 30, 2000, the Bank was authorized to have a maximum investment of $10.08 million in its one first-tier wholly-owned subsidiary, D & S Service. As of such date, the Bank had invested $1.01 million in this subsidiary.

Acquisition

         On May 29, 1998, the Company acquired PCIS, a full service investment advisory and securities brokerage firm. The transaction was accounted for as a pooling of interests and the shareholders of PCIS received 23.4239 shares of Holding Company common stock for each share of PCIS stock. Approximately 134,000 shares of Holding Company common stock were issued in the exchange.

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

Employees

         The Company had 123 full-time employees and 29 part-time employees as of June 30, 2000. None of these employees are represented by a collective bargaining agent and the Company believes that it enjoys good relations with its personnel.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank in effect as of the date of this Form 10-K. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         The Holding Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 (which the Holding Company was) and its non-savings institution subsidiaries. Under the enacted Gramm-Leach-Bliley Act of 1999 (the "GBLA"), companies which applied to the OTS subsequent to such date to become unitary savings and loan holding companies will be restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GBLA, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under " - Regulation of the Bank - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- regulation of the Bank - Qualified Thrift Lender Test."

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

         In addition, Sections 22(g) and (h) of the Federal Reserve Act places restrictions on loans by savings associations to executive officers, directors and principal stockholders of the Company and the Bank. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association or the company that controls the savings association, and certain affiliated interests of such insiders (i) may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) (ii) must be made on terms substantially the same as offered in comparable transactions to other persons, provided the Bank is not prohibited from extending credit pursuant to a benefit or compensation program widely available to employees of the Bank and the Company and that does not give preference to any officer, director or principal stockholder over other employees thereof, and (iii) may in certain cases, require prior board approval. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places certain additional restrictions on loans to executive officers. At June 30, 2000, the Bank was in compliance with the above restrictions.

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

         Additional legislation and regulations, including those relating to the activities of broker-dealers and investment advisers, changes in rules promulgated by the SEC or other United States foreign governmetal regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect PCIS' manner of operation and profitability. Its business may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of PCIS' securities trading and asset management activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

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

         As of June 30, 2000, PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $954,400, or $704,400 in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to
1. At June 30, 2000 PCIS' net capital ratio was .15 to 1.

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

Regulation of the Bank

         General. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations such as the Bank. Such regulation and supervision is primarily intended for the protection of depositors.

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

         In October 1996, the FDIC imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995. The Bank's one-time special assessment amounted to $832,000 net of related tax benefits. The payment of the special assessment reduced the Bank's capital by the amount of the assessment during fiscal 1997.

         Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by Bank Insurance Fund ("BIF") and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points which is the same range of premiums as paid by insured institutions insured by the BIF administered by the FDIC. From 1997 through 1999, SAIF-insured institutions paid 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation. Beginning January 1, 2000, all FDIC-insured institutions are assessed at the same rate of 2.1 basis points of this SAIF and BIF assessable deposits to fund the financing corporations.

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

         OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by an valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at June 30, 2000.

         In August 1993, the OTS adopted a final rule incorporating an inters-rate risk component into the risk-based capital regulation. Under the rule, an institution with greater that "normal" interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution has greater than "normal" interest rate risk if it would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the market value of its assets. The rule also authorizes the OTS to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the OTS indicated that it would waive the capital deductions for institutions with greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS established (1) an appeals process to handle "requests for adjustments" to the interest rate risk component and (2) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. However, due to continuing delays by the OTS, the interest rate risk component has never been operative.

         The following table sets forth a reconciliation between the Bank's stockholder's equity and each of its three capital requirements at June 30, 2000.

                                                                                                          To Be Well Capitalized
                                                                                For Capital               Under Prompt Corrective
                                               Actual                        Adequacy Purposes               Action Provisions
                                      -----------------------            -----------------------            ---------------------

                                      Amount            Ratio            Amount           Ratio             Amount          Ratio
                                      ------            -----            ------           -----             ------          -----
As of June 30, 2000:

Total Capital
   (to Risk Weighted Assets)         $38,662            12.80%          $24,104            8.00%            $30,130         10.00%

Tier 1 Capital
   (to Risk Weighted Assets)         $34,894            11.58%          $12,052            4.00%            $18,078          6.00%

Tier 1 Capital
   (to Average Assets)               $34,894             6.88%          $20,276            3.00%            $25,345          5.00%


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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. At June 30, 2000, the Bank's liquidity ratio was 15.24%.

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

         Prompt Corrective Regulatory Action. Under Section 38 of the FDIA, as added by Federal Deposit Insurance Corporation Insurance Act ("FDICIA"), each appropriate agency and the FDIC is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

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

         Safety and Soundness.

         The OTS and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

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

         In 1996, legislation was adopted which permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

         Subsequent legislation also expanded the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card, small business and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets. Loans for personal, family and household purposes (other than credit card, small business and education loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At June 30, 2000, under the expanded QTL test, approximately 73.01% of the Bank's portfolio assets were qualified thrift investments.

         Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under new regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income less capital distribution for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         Federal Home Loan Bank System. The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 2000, the Bank's advances from the FHLBP amounted to $86.78 million.

         As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 2000, the Bank had $5.7 million in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended June 30, 2000, dividends paid by the FHLBP to the Bank totaled approximately $337,000.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and super NOW checking accounts) and non-personal time deposits. At June 30, 2000, the Bank was in compliance with such requirements.

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

         Bad Debt Reserves. Legislation enacted under the Small Business Job Protection Act of 1996 (the "Act") provided for the Bank to recapture into income, over a six-year period, only the portion of its tax bad debt reserves as of June 30, 1996, that exceed its base year reserves (i.e., tax reserves for years beginning before 1988). Under the Act, the amount of the excess base year reserves subject to recapture would be suspended for each of two successive tax years beginning July 1, 1996, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans the Bank made during its six preceding tax years. The Bank's total tax bad debt reserves at June 30, 2000, are approximately $2.96 million, of which $2.64 million represents the base year amount and $321,000 is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations. The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted to certain distributions. Under the provisions of the Act, the Bank is considered a "small bank" (i.e., a bank that has total assets under $500 million) and may claim its tax bad debt for tax years beginning after December 31, 1995, using a six-year average of its loan charge-offs to total loans.

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

         State Taxation. The Company and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for 2000 is 9.99% and is imposed on the Company's and its non-thrift subsidiaries' unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.275% of a corporation's capital stock value, which is determined in accordance with a fixed formula.

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

ITEM 2.  PROPERTIES

Offices and Other Material Properties

         At June 30, 2000, the Bank conducted its business from its main office in Downingtown which is also a branch office, Pennsylvania and eight full-service branch offices. PCIS conducts its business from two offices.

         The following table sets forth certain information with respect to the offices of the Company as of June 30, 2000:



                                                                                       Net Book Value of
                                                          Lease            ---------------------------------------
                                   Owned or            Expiration          Property and Leasehold Improvements at
                                     Leased               Date                           June 30, 2000                Deposits
                                 --------------    --------------------    ---------------------------------------  -------------
First Financial Bank:                                                                 (In Thousands)
Main Office:
  100 E. Lancaster Avenue
  Downingtown PA 19335              Own                        --                $       1,347                       $  136,781
Branch Offices:
Exton-Lionville
  601 N. Pottstown Pike
  Exton PA  19341                   Own                        --                          397                           62,594
Frazer-Malvern
  200 W. Lancaster Avenue
  Frazer PA 19355                   Own                        --                        1,264                           40,679
Thorndale
  3909 Lincoln Highway
  Downingtown PA 19335              Lease                 9/30/05                           47                           39,958
Westtown
  1197 Wilmington Pike
  West Chester PA 19382             Lease                11/30/05                          112                           50,966
Airport Village
  102 Airport Road                  Own Bldg.
  Coatesville PA 19320              Lease Land           11/30/04                          304                           18,501
Brandywine Square
  82 Quarry Road
  Downingtown PA 19335              Lease                 8/14/11                           89                           20,493
Devon
  414 Lancaster Avenue
  Devon  PA  19333                  Own                        --                        1,461                            8,506
                                                                                  ------------                     ------------
              Total                                                                     $5,021                         $378,478
                                                                                  ============                     ============
PCIS:
Philadelphia
One Liberty Place, Suite 3050
1650 Market Street,
Philadelphia  PA 19103              Lease                 5/31/04
Wayne
485 Devon Park Dr. Suite 109
Wayne  PA 19087                     Lease                11/30/02


         In addition, the Company currently owns two developed properties adjacent to its main office. These properties are being held for possible use as future office facilities and expansion of the main office. One of the properties is currently being leased to other users. The net book value of each of the two parcels at June 30, 2000 was approximately $10.416 and $81,610.

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

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from "Market Information" on page 19 of the Company's 2000 Annual Report to Stockholders included herein as Exhibit 13 hereto ("Annual Report").

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

         The information required herein can be found on pages 27 to 28 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 36 of the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING  AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from pages 3 to 9 of the Company's Definitive Proxy Statement which will be filed with the SEC within 120 days of the end of the Company's fiscal year ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference on pages 10 to 12 of the Company's Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

         The information required herein is incorporated by reference from pages 3 to 9 of the Company's Definitive Proxy Statement.

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


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                      FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) The following financial statements are incorporated by reference into Item 8 hereof from pages 20 to 36 of the Annual Report,
              Exhibit 13 hereto:

              (a) Consolidated Statements of Financial Condition at June 30, 2000 and 1999.
              (b) Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999, and 1998
              (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income Statement for the Years Ended June 30, 2000, 1999, and 1998
              (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998.
              (e)  Notes to Consolidated Financial Statements.

         (2) Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements or Notes thereto.


(b)      Reports on Form 8-K

         None

(c) The following exhibits are filed as a part of this form 10-K and this list includes the Index to Exhibits.
                                Index to Exhibits

Number                   Description of Documents
--------                 ------------------------

3a            Restated Articles of Incorporation**
3b            Bylaws, as amended
4             Specimen Stock Certificate*
10a           Key Employee Stock Compensation Program, as amended**
10b           Employee Stock Ownership Plan**
10c           Employment  Agreement By and Between the Holding Company, the Bank
              and Ellen Ann Roberts**
10e           Employment  Agreement By and Between the Holding Company, the Bank
              and Colin N. Maropis**
10h           Amendment  No. 1 to the  Employment  Agreement  By and Between the
              Holding Company, the Bank and Ellen Ann Roberts***
10j           Amendment  No. 1 to the  Employment  Agreement  By and Between the
              Holding Company, the Bank and Colin N. Maropis ***
101           1997 Stock Option Plan****
10m           1993 Stock Option Plan as Amended
13            Annual Report to Stockholders
21            Subsidiaries  of the  Registrant - Reference  is made to Item,  1,
              Business - Subsidiaries," for the required information
23            Consent of Independent Auditors
27            Financial  Statement Schedule (*) Incorporated herein by reference from the Company's  Registration  Statement on Form S-4 (33-30433)
              dated August 10, 1989
(**)          Incorporated  herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1990
(***)         Incorporated  herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992
(****)        Incorporated  herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CHESTER VALLEY BANCORP INC.

Dated:   September 28, 2000                  By: /s/ Ellen Ann Roberts
                                                 ---------------------------
                                                 Ellen Ann Roberts
                                                 Director, Chairman of the Board
                                                 and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                   Title                                   Date
/s/ Robert J. Bradbury              Director                            September 28, 2000
----------------------------
Robert J. Bradbury

/s/ Edward T. Borer                 Director                            September 28, 2000
----------------------------
Edward T. Borer

/s/ John J. Cunningham, III         Director                            September 28, 2000
----------------------------
John J. Cunningham, III

/s/  Gerard F. Griesser             Director                            September 28, 2000
----------------------------
Gerard F. Griesser

/s/  James E. McErlane              Interim President and Director      September 28, 2000
----------------------------
James E. McErlane                   and Secretary

/s/  Richard L. Radcliff            Director                            September 28, 2000
----------------------------
Richard L. Radcliff

/s/  Emory S. Todd                  Director                            September 28, 2000
----------------------------
Emory S. Todd

/s/  William M. Wright              Director                            September 28, 2000
----------------------------
William M. Wright

/s/  Albert S. Randa                Chief Financial Officer             September 28, 2000
----------------------------
Albert S. Randa

                                       50