Form 10-Q
period 2000-09-30
CHESTER VALLEY BANCORP INC
filed 2000-11-14
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-18833

                           Chester Valley Bancorp Inc.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                   23-2598554
          ------------                                   ----------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


      100 E. Lancaster Ave., Downingtown, PA                19335
      --------------------------------------                -----
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

Transitional Small Business Disclosure Format.  YES  [   ]       NO [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                 4,104,690
         ------------------------------                ------------
               (Title of Each Class)          (Number of Shares Outstanding
                                                  as of November 1, 2000)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                                                         Page
                                                                        Number
PART 1.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           September 30, 2000 and June 30, 2000 (Unaudited)                1

           CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended September 30, 2000 and 1999 (Unaudited)      2

           STATEMENT OF OTHER COMPREHENSIVE INCOME
           Three Months Ended September 30, 2000 and 1999 (Unaudited)      3

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended September 30, 2000 and 1999 (Unaudited)      4

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS           5-12


Item 2 .MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           13-17


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                          18-20

PART 2.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                               21

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                       21

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                 21

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             21

Item 5.    OTHER INFORMATION                                               22

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                22

SIGNATURES                                                                 23

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                          September 30,                June 30,
                                                                              2000                      2000
                                                                      ---------------------      -------------------
                                                                                          (Unaudited)
ASSETS:
Cash in banks                                                                    $   5,473                 $  4,918
Interest-earning deposits                                                            9,524                    8,164
                                                                      --------------------       ------------------
     Total cash and cash equivalents                                                14,997                   13,082
Trading account securities                                                           6,774                   12,838
Investment securities available for sale                                            97,520                   92,468
Investment securities (fair value - September 30,
      $35,947, June 30, $39,020)                                                    36,381                   39,821
Loans receivable, less allowance for
      loan losses of $3,989 and $3,908                                             333,879                  331,306
Accrued interest receivable                                                          3,376                    3,456
Property and equipment - net                                                         8,917                    8,768
Other assets                                                                         5,000                    5,411
                                                                      ---------------------      -------------------
     Total Assets                                                                $ 506,844                $ 507,150
                                                                      =====================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                         $ 394,473                $ 378,478
Advance payments by borrowers for taxes and insurance                                1,070                    2,962
Federal Home Loan Bank advances                                                     71,272                   86,778
Other borrowings                                                                       471                      373
Accrued interest payable                                                             1,619                    1,648
Other liabilities                                                                    1,147                    1,409
                                                                      ---------------------      -------------------
     Total Liabilities                                                             470,052                  471,648
                                                                      ---------------------      -------------------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                           --                       --
Common stock - $1.00 par value; 10,000,000 shares authorized;
      4,109,323 and 4,107,794 shares issued at September 30,
     and June 30, respectively                                                       4,109                    4,108
Additional paid-in capital                                                          24,061                   24,046
Treasury stock (5,050 shares at cost)                                                  (89)                      --
Retained earnings - partially restricted                                            11,238                   10,603
Accumulated other comprehensive loss                                                (2,527)                  (3,255)
                                                                      ---------------------      -------------------
     Total Stockholders' Equity                                                     36,792                   35,502
                                                                      ---------------------      -------------------
     Total Liabilities and Stockholders' Equity                                  $ 506,844                 $507,150
                                                                      =====================      ===================


See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                       --------------------------------------------
                                                                              2000                     1999
                                                                       --------------------     -------------------
                                                                                       (Unaudited)
INTEREST INCOME:
  Loans                                                                          $   6,632               $   5,900
  Investment securities and interest-bearing deposits                                2,390                   2,342
                                                                       --------------------     -------------------
     Total interest income                                                           9,022                   8,242
                                                                       --------------------     -------------------
INTEREST EXPENSE:
  Deposits                                                                           4,301                   3,457
  Short-term borrowings                                                                613                     388
  Long-term borrowings                                                                 589                     526
                                                                       --------------------     -------------------
     Total interest expense                                                          5,503                   4,371
                                                                       --------------------     -------------------
NET INTEREST INCOME                                                                  3,519                   3,871
  Provision for loan losses                                                            105                     105
                                                                       --------------------     -------------------
      Net interest income after provision for loan losses                            3,414                   3,766
                                                                       --------------------     -------------------
OTHER INCOME:
  Investment services income, net                                                      935                     812
  Service charges and fees                                                             421                     399
  Gain (loss) on trading account securities                                            182                     (12)
  (Loss) gain on sale of assets available for sale                                     (11)                     13
  Other                                                                                 35                      46
                                                                       --------------------     -------------------
     Total other income                                                              1,562                   1,258
                                                                       --------------------     -------------------
OPERATING EXPENSES:
  Salaries and employee benefits                                                     1,980                   1,803
  Occupancy and equipment                                                              596                     540
  Data processing                                                                      230                     218
  Advertising                                                                          217                     105
  Deposit insurance premiums                                                            17                      48
  Other                                                                                802                     608
                                                                       --------------------     -------------------
     Total operating expenses                                                        3,842                   3,322
                                                                       --------------------     -------------------
  Income before income taxes                                                         1,134                   1,702
  Income tax expense                                                                   139                     422
                                                                       --------------------     -------------------
NET INCOME                                                                         $   995               $   1,280
                                                                       ====================     ===================
EARNINGS PER SHARE (1):
  Basic                                                                           $    .24                $    .31
                                                                       ====================     ===================
  Diluted                                                                         $    .24                $    .31
                                                                       ====================     ===================
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                        $    .09                $    .09
                                                                       ====================     ===================
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic                                                                          4,105,703               4,084,305
                                                                       ====================     ===================
  Diluted                                                                        4,158,961               4,118,288
                                                                       ====================     ===================

 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 1999 and 2000.


   See accompanying notes to unaudited consolidated financial statements.

                        CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                         STATEMENT OF OTHER COMPREHENSIVE INCOME
                                  (Dollars in Thousands)

                                                                     Three Months Ended
                                                                        September 30,
                                                                    --------------------
                                                                      2000         1999
                                                                    -------      -------
                                                                         (Unaudited)
 Net income                                                          $  995      $ 1,280

 Other Comprehensive income (loss), net of tax:
  Net unrealized holding gains (losses) on securities available
     for sale during the period                                         720       (1,531)
  Reclassification adjustment for losses (gains)
     included in net income                                               8           (1)
                                                                     ------      -------
COMPREHENSIVE INCOME (LOSS)                                          $1,723      $  (252)
                                                                     ======      =======


     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                                Three Months Ended September 30,
                                                                                                --------------------------------
                                                                                                     2000               1999
                                                                                                ------------       -------------
                                                                                                           (Unaudited)
Cash flows from (used in) operating activities:
Net income                                                                                       $     995          $     1,280
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation                                                                                        251                  226
   Provision for loan losses                                                                           105                  105
   (Gain) loss on trading account securities                                                          (182)                  12
   Loss (gain) on sale of securities available for sale                                                 11                  (13)
   Amortization of deferred loan fees, discounts and premiums                                         (223)                (210)
   Decrease in trading account securities                                                            6,311                  262
   Decrease (increase) in accrued interest receivable                                                   80                 (577)
   Increase in other assets                                                                           (149)              (1,212)
   Decrease in other liabilities                                                                      (262)                (329)
   Decrease in accrued interest payable                                                                (29)                (211)
--------------------------------------------------------------------------------------------------------------------------------
Net cash flows from (used in) operating activities                                                   6,909                 (667)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
   Capital expenditures                                                                               (400)                 (90)
   Net increase in loans                                                                            (2,579)             (13,716)
   Purchase of investment securities                                                                (2,011)                (757)
   Proceeds from maturities, payments and calls of investment securities                                59                1,096
   Purchase of securities available for sale                                                            --              (35,821)
   Proceeds from sales and calls of securities available for sale                                    1,675               21,526
--------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                                        (3,256)             (27,762)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
   Net increase (decrease)in deposits before interest credited                                      12,005              (17,188)
   Interest credited to deposits                                                                     3,990                3,843
   Proceeds from FHLB advances                                                                      17,500               38,400
   Repayments of FHLB advances                                                                     (33,006)                 (15)
   Decrease in advance payments by borrowers for taxes and insurance                                (1,892)              (1,901)
   Net increase in other borrowings                                                                     98                   58
   Cash dividends on common stock                                                                     (352)                (333)
   Common stock issued                                                                                  --                  161
   Payment for fractional shares                                                                        (7)                  (7)
   Stock options exercised                                                                             146                   56
   Common stock repurchased as treasury stock                                                         (220)                (191)
--------------------------------------------------------------------------------------------------------------------------------
Net cash flows (used in) from financing activities                                                  (1,738)              22,883
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents                                                1,915               (5,546)

Cash and cash equivalents:
   Beginning of period                                                                              13,082               18,603
                                                                                            ---------------     ----------------
   End of period                                                                               $    14,997           $   13,057
                                                                                            ===============     ================

Supplemental disclosures:
   Cash payments during the year for:
      Taxes                                                                                    $        77           $       54
      Interest                                                                                       5,532           $    4,582

Non-cash items:
   Stock dividend issued                                                                       $     3,344           $    3,014
   Net unrealized (loss) gain on investment securities available for sale, net of tax          $       728           $   (1,532)
   Transfer investment securities from held to maturity to available for sale                  $     5,319                   --



See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Chester Valley Bancorp Inc. (the "Company") is a unitary thrift holding company, incorporated in the Commonwealth of Pennsylvania in 1989. The Company is subject to the regulations of certain federal and state banking agencies and undergoes periodic examinations by those regulatory authorities. The business of the Company and its subsidiaries consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its eight branch offices in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail deposit and loan products. These products include checking accounts (both non-interest and interest-bearing), savings accounts, certificates of deposit, commercial business and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to extensive competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities and Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts to individuals and small corporate accounts.


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

The results of operations for the three-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2000. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Earnings Per Share

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividend paid in September 1999 and 2000.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                  Three Months Ended
                                                                    September 30,
                                                           -----------------------------------
                                                              2000                     1999
                                                           ----------              -----------
                                                            (Dollars in Thousands, Except
                                                                  Per Share Amounts)
                                                           -----------------------------------
Numerator:
   Net income                                              $      995               $    1,280
                                                           ==========               ==========

Denominator:
   Denominator for basic per share-
   weighted average shares                                  4,105,703                4,084,305

Effect of dilutive securities:
   Stock options                                               53,259                   33,983
                                                           ----------               ----------


Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                                 4,158,961                4,118,288
                                                           ==========               ==========

Basic earnings per share                                   $      .24               $      .31
                                                           ==========               ==========

Diluted earnings per share                                 $      .24               $      .31
                                                           ==========               ==========

The Company's number of antidilutive stock options was 0 and 94,206 for the three month period ended September 30, 2000 and 1999, respectively

NOTE 2 -   LOANS RECEIVABLE

Loans receivable are summarized as follows:



                                                          September 30,                  June 30,
                                                              2000                         2000
                                                    -----------------------      --------------------------
                                                                (Dollars in Thousands)
             First mortgage loans:
                Residential                                   $164,339                    $167,451
                Construction-residential                        18,080                      18,146
                Land acquisition and
                   development                                  10,686                      10,960
                Commercial                                      70,870                      66,221
                Construction-commercial                         18,617                      13,266
             Commercial business                                18,560                      19,358
             Consumer                                           63,466                      62,433
                                                    -------------------      ----------------------

             Total loans                                       364,618                     357,835
                                                    -------------------      ----------------------

             Less:
                Undisbursed loan proceeds:
                   Construction-residential                    (15,425)                    (15,578)
                   Construction-commercial                      (9,624)                     (5,330)
                Deferred loan fees - net                        (1,701)                     (1,713)
                Allowance for loan losses                       (3,989)                     (3,908)
                                                    -------------------      ----------------------

             Net loans                                        $333,879                    $331,306
                                                    ===================      ======================


For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the three- month period ended September 30, 2000, the recorded investment in impaired loans was not material.

NOTE 3 -   COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $1.87 million as of September 30, 2000, of which $292 thousand was for variable-rate loans. The balance of the commitments represents $1.57 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 7.25% and 8.50%. At September 30, 2000, the Company had $25.05 million of undisbursed construction loan funds as well as $12.60 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At September 30, 2000 and June 30, 2000 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since September 30, 2000 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                                    Required                To Be Well Capitalized
                                                                                   For Capital              Under Prompt Corrective
                                                       Actual                   Adequacy Purposes              Action Provisions
                                               -------------------              -----------------            -------------------

                                                Amount       Ratio              Amount      Ratio            Amount        Ratio
                                                ------       -----              ------      -----            ------        -----
As of September 30, 2000:

   Total Capital
     (to Risk Weighted Assets)                  $39,590      12.96%            $24,444      8.00%            $30,555      10.00%

   Tier 1 Capital
     (to Risk Weighted Assets)                  $35,769      11.71%            $12,222      4.00%            $18,333       6.00%

   Tier 1 Capital
     (to Adjusted Total Assets)                 $35,769       7.08%            $20,220      4.00%            $25,275       5.00%

As  of June 30, 2000:

   Total Capital
     (to Risk Weighted Assets)                  $38,662      12.80%            $24,104      8.00%            $30,130      10.00%

   Tier 1 Capital
    (to Risk Weighted Assets)                   $34,894      11.58%            $12,052      4.00%            $18,078       6.00%

   Tier 1 Capital
     (to Adjusted Total Assets)                 $34,894       6.88%            $20,276      4.00%            $25,345       5.00%



NOTE 5 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and PCIS. First Financial operates a branch bank network with eight full-service banking offices and provides deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

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

The following table highlights income statement and balance sheet information for each of the segments at or for September 30, 2000 and 1999:


                                                        At and during the three months ended September 30,
                                -----------------------------------------------------------------------------------------------
                                                     2000                                               1999
                                -----------------------------------------------    --------------------------------------------
                                   Bank              PCIS            Total             Bank            PCIS            Total
                                -----------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Net interest
    income                        $ 3,496            $ 23          $ 3,519           $ 3,848           $ 23           $ 3,871
Other income                          695             867            1,562               498            760             1,258
Total net income                      899              96              995             1,209             71             1,280
Total assets                      505,074           1,770          506,844           470,718          2,531           473,249
Total interest-
   bearing deposits                 8,359           1,165            9,524             3,562          1,689             5,251
Total trading
    securities                      6,546             228            6,774             8,483            464             8,947



NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
         ACTIVITIES

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures.

The Corporation's only derivative that requires separate accounting under SFAS 133 is an interest-rate cap with a notional amount of $30.0 million which limits 3-month LIBOR to 7% for two years ending September 30, 2002. The cap was recorded at the date of purchase on September 28, 2000, in other assets, at a cost of $114,000. The fair market value ("FMV"), which at inception is equal to the cost, is broken into two components: the intrinsic value and the time value of the cap. The cap will be marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included in a separate component of other comprehensive income and changes in the time value of the cap included in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, will be expensed in the period in which ineffectiveness is determined. It has been determined that the hedge is highly effective and can reasonably be expected to remain so. Management is not aware of any events that would result in the reclassification into earnings of gains and losses that are currently reported in accumulated other comprehensive income except for the change in the FMV of the interest rate cap which pertains to the time value of the hedging instrument. The FMV is estimated using the calculated FMV of similar instruments. The cap purchased on September 28, 2000 for $114,000 is the FMV as of September 30, 2000.

An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the Company reclassified $5.32 million in investment securities from held-to-maturity to available-for-sale.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION


In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used
"forward looking statements" to describe the future plans and strategies including management's expectations of future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include, but are not limited to, interest rate trends, competition, the general economic climate in Chester County, Pennsylvania, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation and other uncertainties described in the Company's filings with the Securities and Exchange Commission. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

The Company's total assets decreased $306,000 to $506.84 million at September 30, 2000, from $507.15 million at June 30, 2000, principally due to a decreases in trading account securities of approximately $6.06 million and investment securities held to maturity of $3.44 million. These decreases were offset by a $1.92 million increase in cash and equivalents, an increase in loans of $2.57 million and an increase in investment securities available for sale of $5.05 million. Total liabilities decreased $1.60 million, which reflected the effect of a $16.00 million increase in deposits, primarily municipal deposits, which was partially offset by a $15.51 million decrease in FHLB advances.

Stockholders' equity increased $1.29 million to $36.79 million at September 30, 2000 from $35.50 million at June 30, 2000, primarily as a result of a decrease in net unrealized losses on securities available for sale of $728,000, net of taxes, net income for the period of $995,000 and the exercise of stock options of $146,470. These increases were offset in part by the payment of a $0.09 cash dividend of $352,265, the payment of fractional shares of 7,400 related to a cash-in-lieu payment as part of the Company's most recent stock dividend and the repurchase of shares of common stock totaling $220,000.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, decreased 7.5% to $3.80 million for the three-month period ended September 30, 2000, compared to $4.11 million for the same period in 1999. Total interest income, on a fully tax equivalent basis, increased to $9.31 million for the three-month period ended September 30, 2000, from $8.48 million for the same period in 1999, primarily as a result of the effect of an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $477.29 million for the three-month period ended September 30, 2000, from $442.99 million for the same period in 1999. The increase was primarily due to a $31.72 million increase in the average balance of loans during the same period. Interest income also increased because of the 14 basis-point increase in the yield to 7.80% on interest-earning assets for the three-month period ended September 30, 2000, as the result of increasing general market rates of interest.

Total interest expense increased 25.9% to $5.50 million for the three-month period ended September 30, 2000, compared to $4.37 million for same period in 1999. This was largely the result of the increase in the average balance of interest-bearing liabilities to $450.03 million for the three-month period ended September 30, 2000, as compared to $390.31 million for the same period in 1999. This increase was principally due to a $48.85 million increase in the average balance of deposits during the same period. Also contributing to the increase in interest expense was an increase in the average rate paid on such liabilities to 4.89% for the three-month period ended September 30, 2000, from 4.48% for the same period in 1999. This was primarily the result of increasing general market rates of interest during the period.

The tax equivalent interest rate spread decreased to 2.91% from 3.18%, and the average tax equivalent net yield on interest-earning assets decreased to 3.19% from 3.71% for the three-month period ended September 30, 2000 and 1999, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $105,000 for loan losses during the three-month period ended September 30, 2000, which was unchanged as compared to the same period in 1999. This provision was added to the Company's allowance for loan losses due to current economic conditions and management's assessment of the known and inherent risk of loss existing in the loan portfolio. At September 30, 2000, the allowance for loan losses totaled $3.99 million or 1.18% of net loans (before allowance), compared to $3.91 million or 1.17% of net loans at June 30, 2000. As a percentage of non-performing assets, the allowance for loan losses was 499% at September 30, 2000 compared to 414% at June 30, 2000, and further compared to 384% at September 30, 1999.

Other Income

Total other income increased $300,000 to $1.56 million during the three-month period ended September 30, 2000 as compared to $1.26 million during the same period in 1999. Investment services income increased 15.15% during the three-month period ended September 30, 2000, compared to the same period in 1999 due to PCIS' increased commission income resulting from an increase in customer trading activity and an increase in money market fund fees resulting from an increase in customer balances. In addition, PCIS' advisory fee income increased due to the continued implementation of PCIS' strategic plan to focus on advisory services since such services provides a more stable revenue stream for PCIS and stabilizes expenses for customers. The Trust Division, which offers both individual and corporate clients an array of money management, trust and investment services including portfolio management, estate and retirement planning, and self directed individual retirement accounts also increased its fees during the period. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card, due to increased usage and an increased number of cardholders, contributed to the increase of $22,000 in service charges and fees during the three-month period ended September 30, 2000. The Company recognized gains on trading account securities and sales of assets available for sale of $171,000 during the three-month period ended September 30, 2000 compared to $1,000 during the same period in 1999.

Operating Expenses

Total operating expenses increased $520,000 or 15.7% to $3.84 million for the three-month period ended September 30, 2000 as compared to the same time period in 1999. The increase in operating expenses for the three-month period in fiscal 2000 was due to (1) an increase in the number of employees and normal salary increases combined with increasing benefits expense; (2) an increase in occupancy and equipment expenses related to renovations to a loan office; (3) a 106.7% increase in advertising costs due primarily to the Bank's image campaign and the advertising of our new E products and (4) a 31.9% increase or $194,000 in other expenses with the largest increase being approximately $70,000 in the consulting area.

Income Tax Expense

Income tax expense was $139,000 for the three-month period ended September 30, 2000, compared to $422,000 for the same period in 1999. The decrease in income tax expense for the three-month period ended September 30, 2000 was due to lower earnings, a higher portion of the Company's pre-tax earnings comprised of tax-free interest income as compared to the same period in 1999 and also because of the tax credits related to low-income housing projects.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and real estate owned ("REO") and totaled $800,000 and $943,000 at September 30, 2000 and June 30, 2000 respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At September 30, 2000, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .16% at September 30, 2000 compared to .19% at June 30, 2000, and .20% at September 30, 1999. Non-performing assets, which totaled $800,000 at September 30, 2000 consisted of 7 single-family residential mortgage loans aggregating $622,000 and non-performing consumer and commercial business loans totaling $178,000.

At September 30, 2000 the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $1.49 million compared to $1.59 million at June 30, 2000, and further compared to $1.14 million at September 30, 1999. Included in assets classified substandard at September 30, 2000 and 1999, and at June 30, 2000, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. The Company also includes in the special mention category an investment with a balance of $4.19 million to an extended term healthcare provider which was performing but had characteristics which warranted management to classify it special mention. Although special mention assets are not considered or classified as substandard, doubtful or loss, they do have a potential weakness which may, if not corrected, result in increased risk of loss at some future date.

                         LIQUIDITY AND CAPITAL RESOURCES

Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely FHLB advances.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At September 30, 2000, the Company had $1.87 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $25.05 million and $12.60 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 18, 2000, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.09 per share, both of which were paid on September 15, 2000, to stockholders of record as of September 1, 2000. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended September 30, 2000 was 10.03%.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At September 30, 2000, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2000.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW and savings deposits are sensitive to interest rate changes. Accordingly, some of the interest sensitive portions of such liabilities are classified in the less than one year categories with the remainder placed in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At September 30, 2000, the Company serviced $15.48 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at September 30, 2000.

            Interest Rate Sensitivity Analysis at September 30, 2000
                             (Dollars in thousands)

                                                                                More Than            More Than          More Than
                                                                                Three Months         Six Months         One Year
                                                         Three Months             Through            Through            Through
                                                              or Less          Six Months            One Year           Three Years
                                                       ---------------  ------------------  -------------------  ------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                                       $24,677             $17,130              $35,148             $89,068
        Commercial                                              9,971               1,147                2,042               3,763
        Consumer                                                7,449               2,316                4,595              16,852
   Securities and interest-bearing deposits                    38,823                 490                8,649              19,010
                                                       ---------------  ------------------  -------------------  ------------------

   Total interest-earning assets                              $80,920             $21,083              $50,434            $128,693
                                                       ---------------  ------------------  -------------------  ------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                              $501                $501                 $998                 $--
   NOW accounts                                                   450                 450                  900                  --
   Money market accounts                                       46,414                  --                   --                  --
   Certificate accounts                                        59,476              21,322               80,095              74,812
   Borrowings                                                   8,980               1,532                  599              10,059
                                                       ---------------  ------------------  -------------------  ------------------
   Total interest-bearing liabilities                        $115,821             $23,805              $82,592             $84,871
                                                       ---------------  ------------------  -------------------  ------------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                           ($34,901)           ($37,623)            ($69,781)           ($25,959)
                                                       ===============  ==================  ===================  ==================
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities                69.9%               73.1%                68.6%               91.5%
                                                       ===============  ==================  ===================  ==================
Cumulative difference as a percentage of
   total assets                                                 (6.9%)              (7.4%)               (13.8%)              (5.1%)
                                                       ===============  ==================  ===================  ==================




                                                           More Than
                                                           Three Years
                                                           Through            More Than
                                                           Five Years         Five Years              Total
                                                       ----------------  -----------------  ---------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                                        $44,503            $46,406         $256,932
        Commercial                                               1,358                277           18,558
        Consumer                                                11,791             20,083           63,086
   Securities and interest-bearing deposits                     24,779             61,009          152,760
                                                       ----------------  -----------------  ---------------

   Total interest-earning assets                               $82,431           $127,775         $491,336
                                                       ----------------  -----------------  ---------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                            $    --            $23,799          $25,799
   NOW accounts                                                     --             37,380           39,180
   Money market accounts                                            --                 --           46,414
   Certificate accounts                                          7,094              3,329          246,128
   Borrowings                                                    6,719             43,383           71,272
                                                       ----------------  -----------------  ---------------
   Total interest-bearing liabilities                          $13,813           $107,891         $428,793
                                                       ----------------  -----------------  ---------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                             $42,659            $62,543          $62,543
                                                       ================  =================  ===============
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities                113.3%             114.6%           114.6%
                                                       ================  =================  ===============
Cumulative difference as a percentage of
   total assets                                                   8.4%              12.3%            12.3%
                                                       ================  =================  ===============


(1)  Net of undisbursed loan proceeds.
(2)  Includes commercial mortgage loans.

Certain shortcomings are inherent in the method of analysis presented in the table above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.
                                       20

Part II.             Other Information

           Item 1.   Legal Proceedings
                        None

           Item 2.   Changes in Securities and Use of Proceeds
                        None

           Item 3.   Defaults Upon Senior Securities
                        Not Applicable.

           Item 4.   Submission of Matters to a Vote of Security Holders

                     The Company's annual meeting of stockholders was held on October 25, 2000. The following matters were presented for stockholder action at such meeting:

                     (1) To elect three directors for a term of three years or until their successors have been elected and qualified:

                               Name                    Votes For Votes Withheld
                               ----                    --------- --------------
                               Edward T. Borer         3,279,238     55,090
                               Robert J. Bradbury      3,278,532     55,796
                               James E. McErlane       3,279,238     55,090

                     (2) To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2001:

                           Votes For     Votes Against       Votes Abstained
                           ---------     -------------       ---------------
                           3,307,644       23,136                3,543

                     (3) To increase the number of issuable shares under the Company's 1997 Stock Option Plan by 315,000 shares.

                           Votes For     Votes Against       Votes Abstained
                           -----------   -------------       ---------------
                           2,351,445        154,850              12,776

                     Item 5.   Other Information
                               On October 6, 2000, the Company's Chairman of the Board and Chief Executive Officer, Ellen Ann Roberts, passed away. On October 25, 2000, the Board of Directors appointed James E. McErlane as Chairman of the Board and on November 6, 2000, Donna M. Coughey assumed the duties of President and Chief Executive Officer of the Company.


                     Item 6.   Exhibits and Reports on Form 8-K

                               Exhibit 27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Chester Valley Bancorp Inc.


Date   11-10-00                          /s/ Donna M. Coughey
    -------------                        -----------------------------------
                                         Donna M. Coughey
                                         President and Chief Executive Officer


Date   11-10-00                          /s/ Albert S. Randa
    -------------                        -----------------------
                                         Albert S. Randa, CPA
                                         CFO and Treasurer