Form 10-Q
period 2000-12-31
CHESTER VALLEY BANCORP INC
filed 2001-02-14
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

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

       Registrant's telephone number, including area code: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES   X   NO
                                          ---     ---

Transitional Small Business Disclosure Format. YES         NO   X
                                                   -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock ($1.00 par value)                  4,109,323
         ------------------------------                  ---------
            (Title of Each Class)              (Number of Shares Outstanding
                                                  as of February 1, 2001)

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
------------------------------
Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           December 31, 2000 and June 30, 2000 (Unaudited)                                1

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended December 31, 2000 and 1999 (Unaudited)                      2

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Six Months Ended December 31, 2000 and 1999 (Unaudited)                        3

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
           Three Months Ended December 31, 2000 and 1999 (Unaudited)                      4

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
           Six Months Ended December 31, 2000 and 1999 (Unaudited)                        4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Six Months Ended December 31, 2000 and 1999 (Unaudited)                        5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                           6 - 13

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                         14 - 18

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                                        19 - 21

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  LEGAL PROCEEDINGS                                                               22

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                       22

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                 22

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             22

Item 5.  OTHER INFORMATION                                                               22

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                22

SIGNATURES                                                                               23
----------

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                   December 31,     June 30,
                                                                      2000            2000
                                                                   ------------    -----------
                                                                            (Unaudited)
ASSETS:
Cash in banks                                                      $    4,092      $    4,918
Interest-earning deposits                                              19,931           8,164
                                                                   -----------     -----------
     Total cash and cash equivalents                                   24,023          13,082
Trading account securities                                                434          12,838
Investment securities available for sale                               97,658          92,468
Investment securities (fair value - December 31,
      $43,505; June 30, $39,020)                                       43,584          39,821
Loans receivable, less allowance for
      loan losses of $4,082 and $3,908                                339,989         331,306
Accrued interest receivable                                             3,490           3,456
Property and equipment - net                                            8,253           8,768
Other assets                                                            6,626           5,411
                                                                   -----------     -----------
     Total Assets                                                  $  524,057      $  507,150
                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                           $  408,330      $  378,478
Advance payments by borrowers for taxes and insurance                   1,761           2,962
Federal Home Loan Bank advances                                        72,318          86,778
Other borrowings                                                          660             373
Accrued interest payable                                                1,780           1,648
Other liabilities                                                       1,053           1,409
                                                                   -----------     -----------
     Total Liabilities                                                485,902         471,648
                                                                   -----------     -----------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                              --              --
Common stock - $1.00 par value; 10,000,000 shares authorized;
     4,109,323 and 4,107,794 shares issued at December 31,
     and June 30, respectively                                          4,109           4,108
Additional paid-in capital                                             24,023          24,046
Retained earnings - partially restricted                               11,430          10,603
Accumulated other comprehensive loss                                   (1,402)         (3,255)
                                                                   -----------     -----------
     Subtotal                                                          38,160          35,502
Treasury stock, at cost (282 shares at December 31)                        (5)             --
                                                                   -----------     -----------
     Total Stockholders' Equity                                        38,155          35,502
                                                                   -----------     -----------
     Total Liabilities and Stockholders' Equity                    $  524,057      $  507,150
                                                                   ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                      Three Months Ended
                                                                         December 31,
                                                                  ---------------------------
                                                                     2000            1999
                                                                  -----------     -----------
                                                                          (Unaudited)
INTEREST INCOME:
  Loans                                                            $   6,802       $   6,033
  Investment securities and interest-bearing deposits                  2,505           2,352
                                                                  -----------     -----------
     Total interest income                                             9,307           8,385
                                                                  -----------     -----------
INTEREST EXPENSE:
  Deposits                                                             4,594           3,304
  Short-term borrowings                                                  375             925
  Long-term borrowings                                                   815             451
                                                                  -----------     -----------
     Total interest expense                                            5,784           4,680
                                                                  -----------     -----------
NET INTEREST INCOME                                                    3,523           3,705
  Provision for loan losses                                              105             105
                                                                  -----------     -----------
      Net interest income after provision for loan losses              3,418           3,600
                                                                  -----------     -----------
OTHER INCOME:
  Investment services income, net                                        999             886
  Service charges and fees                                               435             483
  Gain on trading account securities                                      57              50
  Loss on sale of assets available for sale                               (5)           (183)
  Loss for impairment of securities                                     (291)             --
  Other                                                                   39              40
                                                                  -----------     -----------
     Total other income                                                1,234           1,276
                                                                  -----------     -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                       2,152           1,882
  Occupancy and equipment                                                617             561
  Data processing                                                        242             206
  Deposit insurance premiums                                              18              53
  Advertising                                                            184             105
  Other                                                                  999             682
                                                                  -----------     -----------
     Total operating expenses                                          4,212           3,489
                                                                  -----------     -----------
  Income before income taxes                                             440           1,387
  Income tax (benefit) expense                                          (121)            232
                                                                  -----------     -----------
NET INCOME                                                          $    561        $  1,155
                                                                  ===========     ===========
EARNINGS PER SHARE (1):
  Basic                                                             $    .14        $    .28
                                                                  ===========     ===========
  Diluted                                                           $    .14        $    .28
                                                                  ===========     ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                          $    .09        $    .09
                                                                  ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic                                                            4,105,463       4,077,695
                                                                  ===========     ===========
  Diluted                                                          4,147,645       4,107,349
                                                                  ===========     ===========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 2000.

See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)

                                                                       Six Months Ended
                                                                          December 31,
                                                                  ---------------------------
                                                                     2000             1999
                                                                  -----------     -----------
                                                                          (Unaudited)
INTEREST INCOME:
  Loans                                                            $  13,434       $  11,933
  Investment securities and interest-bearing deposits                  4,895           4,694
                                                                  -----------     -----------
     Total interest income                                            18,329          16,627
                                                                  -----------     -----------
INTEREST EXPENSE:
  Deposits                                                             8,895           6,761
  Short-term borrowings                                                  988           1,313
  Long-term borrowings                                                 1,404             977
                                                                  -----------     -----------
     Total interest expense                                           11,287           9,051
                                                                  -----------     -----------
NET INTEREST INCOME                                                    7,042           7,576
  Provision for loan losses                                              210             210
                                                                  -----------     -----------
      Net interest income after provision for loan losses              6,832           7,366
                                                                  -----------     -----------
OTHER INCOME:
  Investment services income, net                                      1,934           1,698
  Service charges and fees                                               856             882
  Gain on trading account securities                                     239              38
  Loss on sale of assets available for sale                              (13)           (170)
  Loss for impairment of securities                                     (291)             --
  Other                                                                   71              86
                                                                  -----------     -----------
     Total other income                                                2,796           2,534
                                                                  -----------     -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                       4,132           3,685
  Occupancy and equipment                                              1,213           1,101
  Data processing                                                        472             424
  Deposit insurance premiums                                              35             101
  Advertising                                                            401             237
  Other                                                                1,801           1,263
                                                                  -----------     -----------
     Total operating expenses                                          8,054           6,811
                                                                  -----------     -----------
  Income before income taxes                                           1,574           3,089
  Income tax expense                                                      18             654
                                                                  -----------     -----------
NET INCOME                                                         $   1,556       $   2,435
                                                                  ===========     ===========
EARNINGS PER SHARE (1):
  Basic                                                            $     .38       $     .60
                                                                  ===========     ===========
  Diluted                                                          $     .37       $     .59
                                                                  ===========     ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                         $     .18       $     .18
                                                                  ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic                                                            4,105,583       4,081,000
                                                                  ===========     ===========
  Diluted                                                          4,153,478       4,112,822
                                                                  ===========     ===========

 (1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividend paid in September 2000.


See accompanying notes to unaudited consolidated financial statements.

                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                          Three Months Ended
                                                                             December 31,
                                                                       ------------------------
                                                                          2000          1999
                                                                       ----------     ---------
                                                                              (Unaudited)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                            $    561       $ 1,155
  Net unrealized holding gains (losses) on securities available
     for sale during the period                                            1,122          (301)
  Reclassification adjustment for losses included
     in net income                                                             3           111
                                                                       ----------     ---------
COMPREHENSIVE INCOME                                                    $  1,686       $   965
                                                                       ==========     =========

                                                                          Six Months Ended
                                                                            December 31,
                                                                      -------------------------
                                                                         2000           1999
                                                                      ----------     ----------
                                                                             (Unaudited)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                           $  1,556       $  2,435
  Net unrealized holding gains (losses) on securities available
     for sale during the period                                           1,842         (1,832)
  Reclassification adjustment for losses included
     in net income                                                           11            110
                                                                      ----------     ----------
COMPREHENSIVE INCOME                                                   $  3,409       $    713
                                                                      ==========     ==========


See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                    Six Months Ended December 31,
                                                                                 ---------------------------------
                                                                                     2000                 1999
                                                                                 ------------         ------------
                                                                                            (Unaudited)
Cash flows (used in) from operating activities:
Net income                                                                       $     1,556          $     2,435
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation                                                                          495                  451
   Provision for loan losses                                                             210                  210
   Gain on trading account securities                                                   (239)                 (38)
   (Gain) loss on sale of loans  held for sale                                            (3)                   3
   Loss on sale of securities available for sale                                          16                  167
   Loss for impairment of securities                                                     291                    -
   Proceeds from sale of loans held for sale                                             568                  197
   Amortization of deferred loan fees, discounts and premiums                           (457)                (381)
   Decrease in trading account securities                                              6,112                2,368
   Increase in accrued interest receivable                                               (34)                (608)
   Increase in other assets                                                           (2,627)                (532)
   Decrease in other liabilities                                                        (356)              (1,673)
   Increase (decrease) in accrued interest payable                                       132                 (183)
------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                               5,664                2,416
------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
   Capital expenditures                                                                   20                 (299)
   Net increase in loans                                                              (9,258)             (21,450)
   Purchase of investment securities                                                  (9,555)             (32,966)
   Proceeds from maturities, payments and calls of investment securities                 220                4,838
   Purchase of securities available for sale                                          (2,040)             (38,069)
   Proceeds from sales and calls of securities available for sale                     12,168               50,287
------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                          (8,445)             (37,659)
------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
   Net increase (decrease) in deposits before interest credited                       21,340              (24,679)
   Interest credited to deposits                                                       8,512                7,122
   Proceeds from FHLB advances                                                        27,500               50,901
   Repayments of FHLB advances                                                       (41,960)                 (31)
   Decrease in advance payments by borrowers for taxes and insurance                  (1,201)              (1,308)
   Net increase in other borrowings                                                      287                   24
   Cash dividends on common stock                                                       (722)                (682)
   Repayments of principal on ESOP debt                                                   --                   --
   Common stock issued                                                                    --                  333
   Payment for fractional shares                                                          (7)                  (7)
   Stock options exercised                                                               193                   75
   Common stock repurchased                                                             (220)                (531)
------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                              13,722               31,217
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  10,941               (4,026)

Cash and cash equivalents:
   Beginning of period                                                                13,082               18,603
                                                                                 ------------         ------------
   End of period                                                                 $    24,023          $    14,577
                                                                                 ============         ============

Supplemental disclosures:
   Cash payments during the year for:
      Taxes                                                                      $       287          $       579
      Interest                                                                   $    11,155          $     9,234

Non-cash items:
   Net unrealized (loss) gain on investment securities
     available for sale, net of tax                                              $     1,853          $    (1,722)
  Transfer of investment securities from held to maturity to
     available for sale due to the adoption of FAS 133                           $     5,319          $       --
  Transfer of investment securities from trading account to available
     for sale                                                                    $     6,596          $       --


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

The results of operations for the three- and six-month periods ended December 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Earnings Per Share

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividend paid in September 2000.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                Six Months Ended
                                                    December 31,                     December 31,
                                           ----------------------------      -----------------------------
                                                  (Dollars in Thousands, Except Per Share Amounts)

                                              2000             1999              2000             1999
                                           -----------     ------------      ------------     ------------
Numerator:
   Net income                              $      561      $     1,155       $     1,556      $     2,435
                                           ===========     ============      ============     ============

Denominator:
   Denominator for basic earnings per
   share-weighted average shares            4,105,463        4,077,695         4,105,583        4,081,000

Effect of dilutive securities:
   Stock options                               42,182           29,654            47,895           31,822
                                           -----------     ------------      ------------     ------------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                 4,147,645        4,107,349         4,153,478        4,112,822
                                           ===========     ============      ============     ============

Basic earnings per share                   $      .14      $       .28       $       .38      $       .60
                                           ===========     ============      ============     ============

Diluted earnings per share                 $      .14      $       .28       $       .37      $       .59
                                           ===========     ============      ============     ============

The Company's number of antidilutive stock options was 89,212 and 253,285 for the three- and six-month periods ended December 31, 2000 and 1999, respectively.

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                December 31,        June 30,
                                                   2000               2000
                                                ------------     -------------
                                                    (Dollars in Thousands)
           First mortgage loans:
              Residential                       $   160,551      $    167,451
              Construction-residential               17,830            18,146
              Land acquisition and
                 development                         12,687            10,960
              Commercial                             73,183            66,221
              Construction-commercial                17,700            13,266
           Commercial business                       21,234            19,358
           Consumer                                  65,481            62,433
                                                ------------     -------------

           Total loans                              368,666           357,835
                                                ------------     -------------

           Less:
              Undisbursed loan proceeds:
                 Construction-residential           (15,855)          (15,578)
                 Construction-commercial             (7,083)           (5,330)
              Deferred loan fees - net               (1,657)           (1,713)
              Allowance for loan losses              (4,082)           (3,908)
                                                ------------     -------------

           Net loans                            $   339,989      $    331,306
                                                ============     =============

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the three month period ended December 31, 2000, the recorded investment in impaired loans was not material.

NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $851,000 as of December 31, 2000. The majority of the commitments represents $851,000 of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 6.50% and 8.50%. At December 31, 2000, the Company had $22.99 million of undisbursed construction loan funds as well as $21.08 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted assets (as defined). At December 31, 2000 and June 30, 2000 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events which have occurred since December 31, 2000 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):

                                                                                               To Be Well
                                                                                               Capitalized
                                                                      Required                 Under Prompt
                                                                     For Capital                Corrective
                                            Actual                Adequacy Purposes          Action Provisions
                                   ----------------------       ----------------------    -----------------------
                                    Amount         Ratio         Amount         Ratio        Amount       Ratio
                                    ------         -----         ------         -----        ------       -----
As of December 31,  2000:
   Total Capital
     (to Risk Weighted Assets)      $39,745        12.61%        $25,222        8.00%        $31,528      10.00%

   Tier 1 Capital
     (to Risk Weighted Assets)      $35,802        11.36%        $12,611        4.00%        $18,917       6.00%

   Tier 1 Capital
     (to Average Assets)            $35,802         6.86%        $20,870        4.00%        $26,088       5.00%

As  of June 30, 2000:

   Total Capital
     (to Risk Weighted Assets)      $38,662        12.80%        $24,104        8.00%        $30,130      10.00%

   Tier 1 Capital
    (to Risk Weighted Assets)       $34,894        11.58%        $12,052        4.00%        $18,078       6.00%

   Tier 1 Capital
     (to Average  Assets)           $34,894         6.88%        $20,276        4.00%        $25,345       5.00%


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

The following table highlights income statement and balance sheet information for each of the segments at or for December 31, 2000 and 1999:

                                                         For the three months ended December 31,
                            --------------------------------------------------------------------------------------------
                                               2000                                            1999
                            -------------------------------------------    ---------------------------------------------
                               Bank           PCIS            Total           Bank             PCIS            Total
                            -----------    -----------     ------------    ------------     ------------    ------------
                                                              (Dollars in Thousands)
Net interest income         $  3,498         $   25         $  3,523        $  3,675           $   30        $  3,705
Other income                     300            934            1,234             438              838           1,276
Total net income                 446            115              561           1,070               85           1,155
Total assets                 522,112          1,945          524,057         479,236            1,996         481,232
Total trading securities         --             434              434           6,461              430           6,891


                                                          For the six months ended December 31,
                           ---------------------------------------------------------------------------------------------
                                              2000                                             1999
                           --------------------------------------------    ---------------------------------------------
                              Bank            PCIS           Total            Bank             PCIS            Total
                           ------------    -----------    -------------    ------------    -------------    ------------
                                                              (Dollars in Thousands)
Net interest income        $  6,994          $   48         $  7,042         $ 7,523          $    53         $  7,576
Other income                    995           1,801            2,796             936            1,598            2,534
Total net income              1,345             211            1,556           2,279              156            2,435


NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives depends on the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of certain foreign currency exposures.

The Corporation's only derivative that requires separate accounting under SFAS 133 is an interest-rate cap with a notional amount of $30.0 million, which limits 3-month London Inter Bank Offering Rate ("LIBOR") to 7% for two years ending September 30, 2002. The cap was recorded at the date of purchase on September 28, 2000, in other assets, at a cost of $114,000. The fair market value ("FMV"), which at inception is equal to the cost, is broken into two components: the intrinsic value and the time value of the cap. The cap is marked-to-market quarterly, with changes in the time value of the cap included in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, of the cap will be expensed in the period in which ineffectiveness is determined. The cap purchased on September 28, 2000 for $114,000 has a FMV at December 31, 2000 of $16,000 and the adjustment in time value was recorded as interest expense.

An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the Company reclassified $5.32 million in investment securities from held-to-maturity to available-for-sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Report, the Company has included certain "forward looking statements", expressed or implied, concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company has used "forward looking statements" to describe future plans and strategies and future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $524.06 million at December 31, 2000, from $507.15 million at June 30, 2000, principally due to a $11.77 million aggregate increase in interest-bearing deposits to $19.93 million from $8.16 million at June 30, 2000 and to a lesser extent, a $8.68 million increase in loans from $331.31 million at June 30, 2000 to $339.99 million at December 31, 2000. Such increases were funded by a $29.85 million increase in deposits from $378.48 million at June 30, 2000, to $408.33 million at December 31, 2000. In addition, the deposit increase also partially funded the $14.46 million reduction in Federal Home Loan Bank of Pittsburgh ("FHLB") borrowings from $86.78 million at June 30, 2000 to $72.32 million at December 31, 2000.

Stockholders' equity increased $2.66 million to $38.16 million at December 31, 2000 from $35.50 million at June 30, 2000, as a result of the recognition of a decrease in net unrealized losses on securities available for sale, net of taxes, of $1.85 million, net income of $1.56 million, the sale of common stock in connection with the Company's dividend reinvestment plan and the exercise of stock options with an aggregate exercise price of $192,702. The increase in stockholders' equity was offset by the payment of cash dividends of $721,737, the payment of $7,410 for fractional shares related to the Stock dividend in September 2000 and the purchase of treasury stock of $218,867.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, decreased 3.30% to $3.81 million for the three-month period ended December 31, 2000, and 5.47% to $7.61 million for the six-month period ended December 31, 2000, compared to $3.94 million and $8.05 million, respectively, for the same periods in 1999. Total interest income, on a fully tax equivalent basis, increased to $9.59 million and $18.90 million for the three- and six-month periods ended December 31, 2000, from $8.62 million and $17.10 million for the same periods in 1999, primarily as a result of the effect of an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $496.48 million and $487.42 million for the three- and six-month periods ended December 31, 2000, respectively, from $454.59 million and $448.73 million, respectively, for the same periods in 1999. The increase was primarily due to a $31.93 million and $34.70 million increase in the average balance of loans and loans held for sale during the three- and six-month periods in 2000, respectively. The increase in interest income also resulted from a 11 basis-point and 8 basis-point increases in the yield to 7.56% and 7.59% on interest-earning assets for the three- and six-month periods ended December 31, 2000, respectively, as the result of increasing general market rates of interest experienced during the period.

Total interest expense increased to $5.78 million and $11.29 million from $4.68 million and $9.05 million for the respective three- and six-month periods in 2000 and 1999, largely as the result of the increase in the average balance of interest-bearing liabilities to $473.40 million and $467.90 million for the three- and six-month periods ended December 31, 2000, respectively, as compared to $406.73 million and $397.74 million for the same periods in 1999. These increases were due to $56.66 million and $41.86 million increases in the average balance of deposits which was partially offset by decreases of $24.05 million and $5.31 million in the average balance of borrowings during the three and six-month periods, respectively. Also contributing to the increase in interest expense was an increase in the average rate paid on such liabilities to 4.85% and 4.79% for the three- and six-month periods ended December 31, 2000, respectively, from 4.60% and 4.55% for the same periods in 1999, as the result primarily of the continued increases in the market rates of interest experienced throughout much of 2000. In addition, interest expense for the three- and six-month periods ended December 31, 2000, respectively, includes $96,000 for the loss in the time value of an interest rate cap. (See Note 6 of Notes to Unaudited Consolidated Financial Statements)

The tax equivalent interest rate spread decreased to 2.80% from 3.07%, and the average tax equivalent net yield on interest-earning assets decreased to 3.12% from 3.59% for the six-month periods ended December 31, 2000 and 1999, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $105,000 and $210,000 for loan losses during the three- and six-month periods ended December 31, 2000 and 1999, respectively. These provisions have been added to the Company's allowance for loan losses due to economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio. At December 31, 2000, the allowance for loan losses totaled $4.08 million or 1.19% of net loans (before allowance), compared to $3.91 million or 1.17% of net loans at June 30, 2000. As a percentage of non-performing assets, the allowance for loan losses was 426% at December 31, 2000, compared to 414% at June 30, 2000, and further compared to 321% at December 31, 1999.

Other Income

Total other income decreased to $1.23 million and increased to $2.80 million during the three- and six-month periods ended December 31, 2000 respectively, as compared to $1.28 million and $2.53 million during the same periods in 1999. The Company's other income was adversaly affected in both periods by a $291,000 loss for impairment of securities and a decrease in service charges and other fees of $48,000 and $26,000 for the three- and six-months ended December 31, 2000, respectively. Offsetting such declines were $113,000 and $236,000 increases in investment service income, net gains of $7,000 and $201,000 on trading account securities and $178,000 and $154,000 declines in the loss on sale of assets available for sale for the three- and six-months ended December 31, 2000.

Operating Expenses

Total operating expenses increased $723,000 or 20.72% and $1.24 million or 18.25% to $4.21 million and $8.05 million, respectively, for the three- and six-month periods ended December 31, 2000 as compared to the same time periods in 1999. The increase in operating expenses for the three- and six-month periods in fiscal 2001 except for the decrease in deposit insurance of $35,000 and $66,000 respectively were as follows: (i) salaries and employee benefits increased $270,000 or 14.35% and $447,000 or 12.13% resulting from normal salary adjustments effective July 1, 2000, additional staff, and the general increase in employee benefit costs; (ii) occupancy and equipment expense increased $56,000 or 9.98% and $112,000 or 10.17% resulting from increased operating costs including depreciation on improvements and additional equipment. (iii) data processing cost increased $36,000 or 17.48% and $48,000 or 11.32% resulting principally from the introduction of our new E Services Products (E Bank for internet banking, E Voice for 24 hour telephone banking and E Corp for business Banking); (iv) advertising expense increased $79,000 or 75.24% and $164,000 or 69.20% resulting primarily from a bank image campaign and the marketing of our new electronic internet banking products; (v) other costs and expenses increased $317,000 or 46.48% and $538,000 or 42.60% primarily from increases in legal, accounting, consulting, printing and donations.

Income Tax Expense

The Company received a $121,000 benefit and incurred a $18,000 expense for the three- and six-month periods ended December 31, 2000, respectively, as compared to expense of $232,000 and $654,000 for the same periods in 1999. The decrease in income tax expense for the three- and six-month periods ended December 31, 2000 is due to lower pre-tax income, a higher portion of the Company's pre-tax income being comprised of tax-free interest income and an increase in low income housing credits as compared to the same period in 1999.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans totaled $959,000 and $943,000 at December 31, 2000, and June 30, 2000, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At December 31, 2000, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were both .18% at December 31, 2000, compared to .19% at June 30, 2000, and .27% at December 31, 1999. Non-performing loans, which totaled $959,000 at December 31, 2000, consisted of ten single-family residential mortgage loans aggregating $781,000 and ten non-performing consumer loans totaling $178,000.

At December 31, 2000, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as real estate owned, totaled $6.74 million compared to $1.49 million at June 30, 2000, and further compared to $1.42 million at December 31, 1999. Included in assets classified substandard at December 31, 2000 and 1999, and at June 30, 2000, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. At December 31, 2000, the Company recognized a $291,000 loss for the impairment of long-term, tax free revenue bonds resulting in a remaining carrying value of $3.95 million.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At December 31, 2000, the Company had $851,000 in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $22.99 million and $21.08 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be approved by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On November 15, 2000, the Board of Directors declared a quarterly cash dividend of $.09 per share, which was paid on December 15, 2000, to stockholders of record as of December 1, 2000.

The Bank is required under applicable federal regulations, to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations currently in effect require the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. First Financial's average regulatory liquidity ratio for the month ended December 31, 2000 was 11.75%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At December 31, 2000, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2000.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At December 31, 2000, the Company serviced $15.15 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at December 31, 2000.

             Interest Rate Sensitivity Analysis at December 31, 2000
                             (Dollars in thousands)

                                                                             More Than            More Than          More Than
                                                                          Three Months           Six Months           One Year
                                                       Three Months            Through              Through            Through
                                                            or Less         Six Months             One Year        Three Years
                                                   ------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
                                                                                                                      <C
   Loans (1)
        Real estate (2)                                    $ 29,862           $ 15,831             $ 37,745           $ 86,431
        Commercial                                           12,741              1,358                1,551              4,000
         Consumer                                             7,498              2,440                4,846             17,828
   Securities and interest-bearing deposits                  58,544              3,542               12,801             16,241
                                                   ------------------------------------------------------------------------------
   Total interest-earning assets                           $108,645           $ 23,171             $ 56,943           $124,500
                                                   ------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                        $    501           $    501             $  1,088                 --
   NOW accounts                                                 450                450                  811                 --
   Money market accounts                                     52,655                 --                   --                 --
   Certificate accounts                                      79,246             35,744               70,614             51,999
   Borrowings                                                 1,533                584                1,862              8,251
                                                   ------------------------------------------------------------------------------
   Total interest-bearing liabilities                      $134,385           $ 37,279             $ 74,375           $ 60,250
                                                   ------------------------------------------------------------------------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                        ($25,740)          ($39,848)            ($57,280)           $  6,970
                                                          =========          =========            =========           ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities              80.8%              76.8%                76.7%             102.3%
                                                              =====              =====                =====             ======
Cumulative difference as a percentage of
   total assets                                              (4.9%)             (7.7%)              (11.0%)               1.3%
                                                             ======             ======              =======               ====


                                                        More Than
                                                      Three Years
                                                          Through         More Than
                                                       Five Years        Five Years             Total
                                                  ----------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2)                                   $46,452          $ 42,696          $259,017
        Commercial                                          1,414               170            21,234
         Consumer                                          12,453            20,389            65,454
   Securities and interest-bearing deposits                14,581            52,849           158,558
                                                  ----------------------------------------------------
   Total interest-earning assets                          $74,900          $116,104          $504,263
                                                  ----------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                            --          $ 22,518          $ 24,608
   NOW accounts                                                --            42,811            44,522
   Money market accounts                                       --                --            52,655
   Certificate accounts                                     6,364             3,286           247,253
   Borrowings                                               2,075            58,013            72,318
                                                  ----------------------------------------------------
   Total interest-bearing liabilities                     $ 8,439          $126,628          $441,356
                                                  ----------------------------------------------------

Cumulative excess of interest-earning assets
   to interest-bearing liabilities                        $73,431          $ 62,907          $ 62,907
                                                          =======          ========          ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities           123.3%            114.3%            114.3%
                                                           ======            ======            ======
Cumulative difference as a percentage of
   total assets                                             14.1%             12.1%             12.1%
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


                                        Chester Valley Bancorp Inc.


Date         2-14-01                     /s/ Donna M. Coughey
    ------------------------            ----------------------------------------
                                        Donna M. Coughey
                                        President and Chief Executive Officer


Date         2-14-01                     /s/ Albert S. Randa
    ------------------------            ----------------------------------------
                                        Albert S. Randa, CPA
                                        Chief Financial Officer and Treasurer