Form 10-Q
period 2001-03-31
CHESTER VALLEY BANCORP INC
filed 2001-05-15
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Transitional Small Business Disclosure Format.     YES ____    NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock ($1.00 par value)                    4,121,569
    ------------------------------       ---------------------------------
       (Title of Each Class)               (Number of Shares Outstanding
                                                 as of May  1, 2001)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                          Page
PART 1.  FINANCIAL INFORMATION                                           Number
------------------------------                                           ------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           March 31, 2001 and June 30, 2000 (Unaudited)                      1

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 2001 and 2000 (Unaudited)            2

         CONSOLIDATED STATEMENTS OF OPERATIONS
           Nine Months Ended March 31, 2001 and 2000 (Unaudited)             3

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
           Three Months Ended March 31, 2001 and 2000 (Unaudited)            4

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
           Nine Months Ended March 31, 2001 and 2000 (Unaudited)             4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended March 31, 2001 and 2000 (Unaudited)             5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS           6 - 13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                         14 - 18

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK                                                     19 - 21

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  LEGAL PROCEEDINGS                                                  22

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          22

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    22

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                22

Item 5.  OTHER INFORMATION                                                  22

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   22

SIGNATURES                                                                  23
----------

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                                   March 31,               June 30,
                                                                                     2001                   2000
                                                                                   ---------              ---------
                                                                                             (Unaudited)
ASSETS:
Cash in banks                                                                      $   4,018              $   4,918
Interest-earning deposits                                                             15,488                  8,164
                                                                                   ---------              ---------
     Total cash and cash equivalents                                                  19,506                 13,082
Trading account securities                                                               332                 12,838
Investment securities available for sale                                             114,502                 92,468
Investment securities (fair value - March 31,
      $62,205; June 30, $39,020)                                                      61,792                 39,821
Loans receivable, less allowance for
      loan losses of $4,172 and $3,908                                               342,536                331,306
Accrued interest receivable                                                            4,054                  3,456
Property and equipment - net                                                           9,096                  8,768
Other assets                                                                           4,882                  5,411
                                                                                   ---------              ---------
     Total Assets                                                                  $ 556,700              $ 507,150
                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                           $ 431,668              $ 378,478
Advance payments by borrowers for taxes and insurance                                  2,086                  2,962
Federal Home Loan Bank advances                                                       80,811                 86,778
Other borrowings                                                                         557                    373
Accrued interest payable                                                               1,390                  1,648
Other liabilities                                                                        897                  1,409
                                                                                   ---------              ---------
     Total Liabilities                                                             $ 517,409                471,648
                                                                                   ---------              ---------

Stockholders' Equity:
Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                             --                     --
Common stock - $1.00 par value; 10,000,000 shares authorized;
     4,121,851 and 4,107,794 shares issued at March 31,
     and June 30, respectively                                                         4,122                  4,108
Additional paid-in capital                                                            24,072                 24,046
Retained earnings - partially restricted                                              12,239                 10,603
Treasury stock (282 shares at cost)                                                       (5)                    --
Accumulated other comprehensive loss                                                  (1,137)                (3,255)
                                                                                   ---------              ---------
     Total Stockholders' Equity                                                       39,291                 35,502
                                                                                   ---------              ---------
     Total Liabilities and Stockholders' Equity                                    $ 556,700              $ 507,150
                                                                                   =========              =========


See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                            Three Months Ended
                                                                                March 31,
                                                                      --------------------------------
                                                                         2001                  2000
                                                                      -----------          -----------
                                                                                 (Unaudited)
INTEREST INCOME:
  Loans                                                               $     6,832          $     6,196
  Investment securities and interest-bearing deposits                       2,625                2,249
                                                                      -----------          -----------
     Total interest income                                                  9,457                8,445
                                                                      -----------          -----------
INTEREST EXPENSE:
  Deposits                                                                  4,492                3,281
  Short-term borrowings                                                       355                1,006
  Long-term borrowings                                                        707                  476
                                                                      -----------          -----------
     Total interest expense                                                 5,554                4,763
                                                                      -----------          -----------
NET INTEREST INCOME                                                         3,903                3,682
  Provision for loan losses                                                   105                  105
                                                                      -----------          -----------
      Net interest income after provision for loan losses                   3,798                3,577
                                                                      -----------          -----------
OTHER INCOME:
  Investment services income, net                                             910                1,064
  Service charges and fees                                                    402                  365
  Gain on sale of loans held for sale                                          18                   --
  Loss on trading account securities                                           --                 (131)
  Gain (loss) on sale of securities available for sale                         10                   (1)
  Other                                                                        39                   22
                                                                      -----------          -----------
     Total other income                                                     1,379                1,319
                                                                      -----------          -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                            2,071                2,120
  Occupancy and equipment                                                     566                  572
  Data processing                                                             254                  210
  Deposit insurance premiums                                                   18                   18
  Advertising                                                                  54                   92
  Other                                                                       756                  624
                                                                      -----------          -----------
     Total operating expenses                                               3,719                3,636
                                                                      -----------          -----------
  Income before income taxes                                                1,458                1,260
  Income tax expense                                                          278                  241
                                                                      -----------          -----------
NET INCOME                                                            $     1,180          $     1,019
                                                                      ===========          ===========
EARNINGS PER SHARE (1)
  Basic                                                               $       .29          $       .25
                                                                      ===========          ===========
  Diluted                                                             $       .28          $       .25
                                                                      ===========          ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                            $       .09          $       .09
                                                                      ===========          ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                                 4,116,633            4,086,711
                                                                      ===========          ===========
  Diluted                                                               4,169,157            4,109,376
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

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                          ---------------------------------
                                                                             2001                  2000
                                                                          -----------           -----------
                                                                                    (Unaudited)
INTEREST INCOME:
  Loans                                                                   $    20,266           $    18,130
  Investment securities and interest-bearing deposits                           7,520                 6,942
                                                                          -----------           -----------
     Total interest income                                                     27,786                25,072
                                                                          -----------           -----------
INTEREST EXPENSE:
  Deposits                                                                     13,387                10,042
  Short-term borrowings                                                         1,343                 2,319
  Long-term borrowings                                                          2,111                 1,453
                                                                          -----------           -----------
     Total interest expense                                                    16,841                13,814
                                                                          -----------           -----------
NET INTEREST INCOME                                                            10,945                11,258
  Provision for loan losses                                                       315                   315
                                                                          -----------           -----------
      Net interest income after provision for loan losses                      10,630                10,943
                                                                          -----------           -----------
OTHER INCOME:
  Investment services income, net                                               2,844                 2,762
  Service charges and fees                                                      1,258                 1,247
  Gain (loss) on sale of loans                                                     21                    (3)
  Gain (loss) on trading account securities                                       245                   (93)
  Loss on sale of securities available for sale                                   (10)                 (168)
  Loss for impairment of securities                                              (291)                   --
  Other                                                                           108                   108
                                                                          -----------           -----------
     Total other income                                                         4,175                 3,853
                                                                          -----------           -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                                6,203                 5,805
  Occupancy and equipment                                                       1,779                 1,673
  Data processing                                                                 726                   634
  Advertising                                                                     455                   329
  Deposit insurance premiums                                                       53                   119
  Other                                                                         2,557                 1,887
                                                                          -----------           -----------
     Total operating expenses                                                  11,773                10,447
                                                                          -----------           -----------
  Income before income taxes                                                    3,032                 4,349
  Income tax expense                                                              296                   895
                                                                          -----------           -----------
NET INCOME                                                                $     2,736           $     3,454
                                                                          ===========           ===========
EARNINGS PER SHARE (1)
  Basic                                                                   $       .67           $       .85
                                                                          ===========           ===========
  Diluted                                                                 $       .66           $       .84
                                                                          ===========           ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                $       .27           $       .27
                                                                          ===========           ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1):
  Basic                                                                     4,109,212             4,082,889
                                                                          ===========           ===========
  Diluted                                                                   4,164,673             4,111,187
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

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                          Three Months Ended
                                                                              March 31,
                                                                 -------------------------------------
                                                                      2001                 2000
                                                                 ----------------     ----------------
                                                                             (Unaudited)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                            $  1,180             $  1,019
  Net unrealized gains on securities available
     for sale during the period                                              272                   19
  Reclassification adjustment for losses (gains) included
     in net income                                                           (7)                    1

                                                                 ----------------     ----------------
COMPREHENSIVE INCOME                                                    $  1,445             $  1,039
                                                                 ================     ================


                                                                          Nine Months Ended
                                                                              March 31,
                                                                 -------------------------------------
                                                                      2001                 2000
                                                                 ----------------     ----------------
                                                                             (Unaudited)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Net income                                                            $  2,736             $  3,454
  Net unrealized gain (losses) on securities available
     for sale during the period                                            1,922              (1,813)
  Reclassification adjustment for losses included
     in net income                                                           196                  111

                                                                 ----------------     ----------------
COMPREHENSIVE INCOME                                                    $  4,854             $  1,752
                                                                 ================     ================


See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                          Nine Months Ended March 31,
                                                                                     ---------------------------------------
                                                                                           2001                  2000
                                                                                     ------------------    -----------------
                                                                                                   (Unaudited)

Cash flows (used in) from operating activities:
Net income                                                                                 $     2,736            $   3,454
Add (deduct) items not affecting cash flows from operating activities:
   Depreciation                                                                                    747                  680
   Provision for loan losses                                                                       315                  315
   (Gain) loss on trading account securities                                                     (245)                   93
   (Gain) loss on sale of loans held for sale                                                     (21)                    3
   Loss on sale of securities available for sale                                                    10                  168
   Loss for impairment of securities                                                               291                   --
   Proceeds from sale of loans held for sale                                                     2,227                  197
   Amortization of deferred loan fees, discounts and premiums                                    (696)                (513)
   Decrease in trading account securities                                                        6,433                2,269
   Increase in accrued interest receivable                                                       (598)                (603)
   Increase in other assets                                                                    (1,305)                (160)
   Decrease in other liabilities                                                                 (512)                (894)
   Decrease in accrued interest payable                                                          (258)                (416)
----------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                                         9,124                4,593
----------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
   Capital expenditures                                                                        (1,075)                (677)
   Net increase in loans                                                                      (13,430)             (32,272)
   Purchase of investment securities                                                          (40,529)             (33,064)
   Proceeds from maturities, payments and calls of investment securities                        13,138                5,648
   Purchase of securities available for sale                                                  (39,282)             (40,569)
   Proceeds from sales and calls of securities available for sale                               33,012               53,554
----------------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                                  (48,166)             (47,380)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
   Net increase (decrease) in deposits before interest credited                                 40,746             (27,305)
   Interest credited to deposits                                                                12,444               10,677
   Proceeds from FHLB advances                                                                  37,500               55,050
   Repayments of FHLB advances                                                                (43,467)                 (48)
   Decrease in advance payments by borrowers for taxes and insurance                             (876)              (1,055)
   Net increase in other borrowings                                                                184                   41
   Cash dividends on common stock                                                              (1,093)              (1,032)
   Common stock issued                                                                               7                  463
   Payment for fractional shares                                                                   (7)                  (7)
   Stock options exercised                                                                         254                   75
   Common stock repurchased                                                                      (226)                (531)
----------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                                        45,466               36,328
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                             6,424              (6,459)
Cash and cash equivalents:
   Beginning of period                                                                          13,082               18,603
                                                                                     ------------------    -----------------
   End of period                                                                           $    19,506           $   12,144
                                                                                     ==================    =================

Supplemental disclosures:
   Cash payments during the year for:
      Taxes                                                                                $       496           $      858
      Interest                                                                             $    17,099           $   14,230

Non-cash items:
   Net unrealized gain (loss) on investment securities available for sale, net of tax      $     2,118           $   (1,702)
   Transfer of investment securities from held to maturity to available for sale due
     to the adoption of FAS 133.                                                           $     5,319           $       --
   Transfer of investment securities from trading account to available for sale            $     6,596           $       --

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

The results of operations for the three- and nine-month periods ended March 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2001. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Earnings Per Share

The dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividend paid in September 2000.

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended                     Nine Months Ended
                                                            March 31,                             March 31,
                                                  -----------------------------         -----------------------------
                                                     2001               2000               2001               2000
                                                  ----------         ----------         ----------         ----------
                                                        (Dollars in Thousands, Except for Per Share Amounts)
Numerator:
   Net income                                     $    1,180         $    1,019         $    2,736         $    3,454
                                                  ==========         ==========         ==========         ==========

Denominator:
   Denominator for basic earnings per
   share-weighted average shares                   4,116,633          4,086,711          4,109,212          4,082,889

Effect of dilutive securities:
   Stock options                                      52,524             22,665             55,460             28,298
                                                  ----------         ----------         ----------         ----------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                        4,169,157          4,109,376          4,164,673          4,111,187
                                                  ==========         ==========         ==========         ==========

Basic earnings per share                          $      .29         $      .25         $      .67         $      .85
                                                  ==========         ==========         ==========         ==========

Diluted earnings per share                        $      .28         $      .25         $      .66         $      .84
                                                  ==========         ==========         ==========         ==========

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                          At March 31,          At June 30,
                                             2000                 2000
                                           ---------            ---------
                                               (Dollars in Thousands)
First mortgage loans:
   Residential                             $ 155,485            $ 167,451
   Construction-residential                   17,821               18,146
   Land acquisition and
      development                             12,822               10,960
   Commercial                                 79,421               66,221
   Construction-commercial                    13,998               13,266
Commercial business                           24,380               19,358
Consumer                                      66,374               62,433
                                           ---------            ---------

Total loans                                  370,301              357,835
                                           ---------            ---------

Less:
   Undisbursed loan proceeds:
      Construction-residential               (15,691)             (15,578)
      Construction-commercial                 (6,313)              (5,330)
   Deferred loan fees - net                   (1,589)              (1,713)
   Allowance for loan losses                  (4,172)              (3,908)
                                           ---------            ---------

Net loans                                  $ 342,536            $ 331,306
                                           =========            =========

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the three month period ended March 31, 2001, the recorded investment in impaired loans was not material.

NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $4.32 million as of March 31, 2001, of which $226,750 was for variable-rate loans. The balance of the commitments consists of $4.09 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.75% and 7.25%. At March 31, 2001, the Company had $22.00 million of undisbursed construction loan funds as well as $22.19 million of undisbursed remaining consumer and commercial line commitments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2001 and June 30, 2000 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since March 31, 2001 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows:

                                                                                                          To Be Well
                                                                                                          Capitalized
                                                                                Required                  Under Prompt
                                                                               For Capital                 Corrective
                                                      Actual                Adequacy Purposes           Action Provisions
                                            -------------------------     ------------------------    -----------------------
                                              Amount         Ratio         Amount         Ratio        Amount         Ratio
                                              ------         -----         ------         -----        ------         -----
                                                                          (Dollars in Thousands)
As of March 31, 2001
   Total Capital
     (to Risk-Weighted Assets)                 $40,450        12.68%        $25,515         8.00%      $31,893       10.00%

   Tier 1 Capital
     (to Risk-Weighted Assets)                 $36,461        11.43%        $12,757         4.00%      $19,136        6.00%

   Tier 1 Capital
     (to Adjusted Total Assets)                $36,461         6.58%        $22,170         4.00%      $27,712        5.00%

As  of June 30, 2000:

   Total Capital
     (to Risk- Weighted Assets)                $38,662        12.80%        $24,104         8.00%      $30,130       10.00%

   Tier 1 Capital
    (to Risk-Weighted Assets)                  $34,894        11.58%        $12,052         4.00%      $18,078        6.00%

   Tier 1 Capital
     (to Adjusted Total Assets)                $34,894         6.88%        $20,276         4.00%      $25,345        5.00%


NOTE 5 - SEGMENT REPORTING

The Company has two reportable segments: the Bank and PCIS. The Bank operates a branch bank network with eight full-service banking offices and provides deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown, Pennsylvania headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate primarily in southeastern Pennsylvania.

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

The following table highlights income statement and balance sheet information for each of the segments at or for the periods ending March 31, 2001 and 2000:

                                                      At and for the three months ended March 31,
                            --------------------------------------------------------------------------------------------
                                               2001                                            2000
                            -------------------------------------------    ---------------------------------------------
                               Bank           PCIS            Total           Bank             PCIS            Total
                            -----------    -----------     ------------    ------------     ------------    ------------
                                                              (Dollars in Thousands)
Net interest income          $   3,880        $    23        $   3,903        $  3,659          $    23        $  3,682
Other income                       482            897            1,379             305            1,014           1,319
Total net income                 1,081             99            1,180             913              106           1,019
Total assets                   554,638          2,062          556,700         486,158            1,769         487,927
Total trading securities     $      --        $   332        $     332        $  6,409          $   450        $  6,859


                                                         For the nine months ended March 31,
                           ---------------------------------------------------------------------------------------------
                                              2001                                             2000
                           --------------------------------------------    ---------------------------------------------
                              Bank            PCIS           Total            Bank             PCIS            Total
                           ------------    -----------    -------------    ------------    -------------    ------------
                                                              (Dollars in Thousands)
Net interest income          $  10,874        $    71        $  10,945        $ 11,182          $    76        $ 11,258
Other income                     1,477          2,698            4,175           1,242            2,611           3,853
Total net income             $   2,426        $   310        $   2,736        $  3,192          $   262        $  3,454


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

The Corporation's only derivative that requires separate accounting under SFAS 133 is an interest-rate cap with a notional amount of $30.0 million, which limits 3-month London Inter Bank Offering Rate ("LIBOR") to 7% for two years ending September 30, 2002. This strategy was put into place during the rising rate environment to cap our cost of funds at 7% on $30.0 million. The cap was recorded at the date of purchase on September 28, 2000, in other assets, at a cost of $114,000. The fair market value ("FMV"), which at inception is equal to the cost, is broken into two components: the intrinsic value and the time value of the cap. The cap is marked-to-market quarterly, with changes in the time value of the cap included in interest expense as required under SFAS 133. In addition, the ineffective portion, if any, of the cap is expensed in the period in which ineffectiveness is determined. The cap was written down approximately $98,000 during the second quarter ending December 31, 2000. No adjustment was required during the three month period ending March 31, 2001.

An additional provision of SFAS 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the Company reclassified $5.32 million in investment securities from held-to-maturity to available-for-sale.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company may have used expressed or implied "forward looking statements" to describe the future plans and strategies and future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION

The Company's total assets increased to $556.70 million at March 31, 2001, from $507.15 million at June 30, 2000, due to an $11.23 million increase in loans from $331.31 million at June 30, 2000 to $342.54 million at March 31, 2001, and to a $31.50 million aggregate increase in securities to $176.63 million from $145.13 million at June 30, 2000. Such increases were funded in large part by increases in deposits of $53.19 million from $378.48 million at June 30, 2000 to $431.67 million at March 31, 2001.

Stockholders' equity increased $3.79 million to $39.29 million at March 31, 2001 from $33.50 million at June 30, 2000. The increase in stockholders' equity resulted from net income of $2.74 million, $254,000 from the sale of common stock in connection with the Company's dividend reinvestment plan and the exercise of stock options, the decrease in net unrealized losses on securities available for sale of $2.12 million, partially offset by the payment of cash dividends totaling $1.09 million, the repurchase of shares of common stock for an aggregate cost of $226,000 and the payment for fractional shares of $7,000.

                              RESULTS OF OPERATIONS

Net interest income, on a fully tax equivalent basis, increased 6.4% to $4.15 million for the three-month period ended March 31, 2001, and decreased 1.56% to $11.77 million for the nine-month period ended March 31, 2001, compared to $3.90 million and $11.95 million, respectively, for the same periods in 2000. Total interest income, on a fully tax equivalent basis, increased to $9.71 million and $28.61 million for the three- and nine-month periods ended March 31, 2001, from $8.67 million and $25.77 million for the same periods in 2000, primarily as a result of increases in the average balance of interest-earning assets.

The average balance of interest-earning assets increased to $513.66 million and $498.08 million for the three- and nine-month periods ended March 31, 2001, respectively, from $461.87 million and $453.05 million, respectively, for the same periods in 2000. The increases were primarily due to $14.83 million and $7.17 million increases in the average balance of investment securities and to $27.29 million and $33.84 million increases in the average balance of net loans during the three- and nine-month periods in 2001, respectively. Interest income was adversely affected by the 10 basis-point and 8 basis-point decreases in the yield on interest-earning assets to 7.60% and 7.66% for the three- and nine-month periods ended March 31, 2001, respectively, as the result of a minor decline in rates of interest experienced during the period.

Total interest expense increased to $5.55 million and $16.84 million from $4.76 million and $13.81 million for the respective three- and nine-month periods in 2001 and 2000, largely as the result of the increase in the average balance of interest-bearing liabilities to $487.54 million and $474.32 million for the three- and nine-month periods ended March 31, 2001, respectively, as compared to $410.40 million and $401.71 million for the same periods in 2000. These increases were due to $108.38 million and $86.01 million increases in the average balance of deposits partially offset by decreases of $31.23 million and $13.40 million in the average balance of borrowings during the three and nine-month periods, respectively. The increase in interest expense was slightly offset because of a decrease in the average rate paid on such liabilities to 4.62% and 4.73% for the three- and nine-month periods ended March 31, 2001, respectively, from 4.64% and 4.58% for the same periods in 2000, as the result primarily of decreasing rates of interest on borrowings and deposits despite management's continued efforts to focus in the areas of low-costing or no-cost deposits.

The tax equivalent interest rate spread decreased to 2.93% from 3.00%, and the average tax equivalent net yield on interest-earning assets decreased to 3.15% from 3.52% for the nine-month periods ended March 31, 2001 and 2000, respectively, due to the reasons discussed above.

Provision for Loan Losses

The Company provided $105,000 and $315,000 for loan losses during the three- and nine-month periods ended March 31, 2001 and 2000, respectively. These provisions have been added to the Company's allowance for loan losses based on management's assessment of the inherent risk of loss existing in the loan portfolio in light of current economic conditions. At March 31, 2001, the allowance for loan losses totaled $4.17 million or 1.20% of net loans (before allowance), compared to $3.91 million or 1.17% of net loans and $3.83 million or 1.17% of net loans at June 30, 2000, and March 31, 2001, respectively. As a percentage of non-performing assets, the allowance for loan losses was 440% at March 31, 2001, compared to 414% at June 30, 2000, and further compared to 412% at March 31, 2000.

Other Income

Total other income increased to $1.38 million and $4.18 million during the three- and nine-month periods ended March 31, 2001, respectively, as compared to $1.32 million and $3.85 million during the same periods in 2000. The $60,000 increase for the three-month period ended March 31, 2001 resulted primarily from the decrease in losses on trading account securities of $131,000 plus increases in service charges and fees of $37,000, which were partially offset by decreases in investment services income of $154,000. The increase of $322,000 for the nine-month period ended March 31, 2001 compared to the same period in 2000 resulted primarily from increases in gains on trading account securities, a decrease in losses on the sale of investments somewhat offset by a loss of $291,000 on the impairment of an investment.

Operating Expenses

Total operating expenses increased $83,000 or 2.28% and $1.33 million or 12.69% to $3.72 million and $11.77 million, respectively, for the three- and nine-month periods ended March 31, 2001 as compared to the same periods in 2000. The net increase in operating expenses for the three-month period resulted from the increase in other expenses of $132,000 or 21.15% and data processing costs of
$44,000 or 20.95% which were offset by decreases in salaries and employee benefits of $49,000 and advertising of $38,000 respectively. The increase in operating expenses for the nine-month period in fiscal 2001, except for the decrease in deposit insurance of $66,000, were as follows: (i) salaries and employee benefits increased $398,000 or 6.86% resulting from normal salary adjustments effective July 1, 2000, additional staff, and the general increase in employee benefit costs; (ii) occupancy and equipment expense increased
$106,000 or 6.34% resulting from increased operating costs including depreciation on improvements and additional equipment. (iii) data processing cost increased $92,000 or 14.51% resulting principally from the introduction of our new E Services Products (E Bank for internet banking, E Voice for 24 hour telephone banking and E Corp for business banking); (iv) advertising expense increased $126,000 or 38.30% resulting primarily from a bank image campaign and the marketing of our new electronic internet banking products; (v) other costs and expenses increased $670,000 or 51.51% primarily from increases in legal, accounting, consulting, printing, relocation costs and donations.

Income Tax Expense

Income tax expense was $278,000 and $296,000 for the three- and nine-month periods ended March 31, 2001, respectively, as compared to $241,000 and $895,000 for the same periods in 2000. The increase in income tax expense for the three-month period ended March 31, 2001 is due to a higher pre-tax income. The decrease in income tax expense for the nine-month period ended March 31, 2001 is due to lower pre-tax income and a higher portion of the Company's pre-tax earnings comprised of tax-free interest income as compared to the same period in 2000.

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and real estate owned ("REO") and totaled $948,000 and $943,000 at March 31, 2001 and June 30, 2000,
respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At March 31, 2001, the Company did not have any loans greater than 90 days delinquent which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were both .17% at March 31, 2001, compared to .19% at June 30, 2000, and .15% at March 31, 2000. Non-performing loans, which totaled $948,000 at March 31, 2001 consisted of 12 single-family residential mortgage loans aggregating $753,000, and 16 non-performing consumer and commercial business loans totaling $195,000.

At March 31, 2001, the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $2.80 million compared to $1.49 million at June 30, 2000, and further compared to $5.50 million at March 31, 2000. The decrease in classified assets to $2.80 million from $5.50 million at March 31, 2000 was primarily due to the sale of a $4.19 million investment in a long-term tax-free revenue bond, which was classified as substandard at March 31, 2000. Included in assets classified substandard at March 31, 2001 and 2000, and at June 30, 2000, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. At March 31, 2001, the Company had $4.32 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $22.00 million and $22.19 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the quarter. On February 21, 2001, the Board of Directors declared a quarterly cash dividend of $.09 per share, which was paid on March 15, 2001, to stockholders of record as of March 1, 2001.

In the past, the Bank was required under applicable federal regulations to maintain specified levels of liquid investments and qualifying types of United States Treasury, federal agency and other investments having maturities of five years or less. Regulations required the Bank to maintain a liquid asset ratio of not less than 4% of its net withdrawable accounts plus short-term borrowings. In the first quarter of 2001, the Office of Thrift Supervision ("OTS") issued an interim rule that removes the requirement that savings associations maintain an average daily balance of 4% of its net withdrawable accounts plus short-term borrowings. The OTS proposes to maintain the liquidity requirement that all savings associations and service corporations maintain sufficient liquidity to ensure its safe and sound operations. First Financial's average regulatory liquidity ratio for the month ended March 31, 2001 was 10.01%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At March 31, 2001, the
Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2000.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At March 31, 2001, the Company serviced $15.32 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at March 31, 2001.

              Interest Rate Sensitivity Analysis at March 31, 2001
                             (Dollars in thousands)


                                                                             More Than            More Than          More Than
                                                                          Three Months           Six Months           One Year
                                                       Three Months            Through              Through            Through
                                                            or Less         Six Months             One Year        Three Years
                                                   ----------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2)                                     $26,583            $21,119              $33,545            $91,796
        Commercial                                           15,392                905                2,074              4,532
        Consumer                                              7,359              2,522                5,022             18,291
   Securities and interest-bearing deposits                 102,043             18,533                9,720              7,346
                                                   ----------------------------------------------------------------------------

   Total interest-earning assets                           $151,377            $43,079              $50,361           $121,965
                                                   ----------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                            $501               $501               $1,158                 --
   NOW accounts                                                 450                450                  740                 --
   Money market accounts                                     62,698                 --                   --                 --
   Certificate accounts                                     102,292             36,149               71,537             41,325
   Borrowings                                                   592                 24                1,862              8,258
                                                   ----------------------------------------------------------------------------
   Total interest-bearing liabilities                      $166,533            $37,124              $75,297            $49,583
                                                   ----------------------------------------------------------------------------

Cumulative excess (deficit) of
   interest-earning assets to interest-bearing
   liabilities                                            ($15,156)           ($9,201)            ($34,137)            $38,245
                                                          =========           ========            =========            =======

Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities              90.9%              95.5%                87.8%             111.6%
                                                              =====              =====                =====             ======
Cumulative difference as a percentage of
   total assets                                              (2.7%)             (1.7%)               (6.2%)               6.9%
                                                             ======             ======               ======               ====


                                                       More Than
                                                     Three Years
                                                         Through         More Than
                                                      Five Years        Five Years             Total
                                                   ---------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans (1)
        Real estate (2)                                  $42,552           $41,979          $257,574
        Commercial                                         1,327               150            24,380
        Consumer                                          13,322            19,585            66,101
   Securities and interest-bearing deposits               14,793            36,431           188,866
                                                   ---------------------------------------------------

   Total interest-earning assets                         $71,994           $98,145          $536,921
                                                   ---------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                           --           $23,383           $25,543
   NOW accounts                                               --            43,625            45,265
   Money market accounts                                      --                --            62,698
   Certificate accounts                                    5,538             3,405           260,246
   Borrowings                                              2,082            67,993            80,811
                                                   ---------------------------------------------------
   Total interest-bearing liabilities                     $7,620          $138,406          $474,563
                                                   ---------------------------------------------------

Cumulative excess (deficit) of
   interest-earning assets to interest-bearing
   liabilities                                          $102,619           $62,358           $62,358
                                                        ========           =======           =======

Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities          130.5%            113.1%            113.1%
                                                          ======            ======            ======
Cumulative difference as a percentage of
   total assets                                            18.6%             11.3%             11.3%
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

                                     Chester Valley Bancorp Inc.



Date         5/11/01                 /s/ Donna M. Coughey
    -----------------------          -------------------------------------
                                     Donna M. Coughey
                                     President and Chief Executive Officer



Date         5/11/01                 /s/ Albert S. Randa, CPA
    ----------------------           -------------------------------------
                                     Albert S. Randa
                                     Chief Financial Officer and Treasurer