Form 10-K
period 2001-06-30
CHESTER VALLEY BANCORP INC
filed 2001-09-21
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended: June 30, 2001

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _______

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
                ---

As of September 1, 2001, the aggregate value of the 3,568,994 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 554,388 shares held by all directors and officers of the registrant as a group, was approximately $49.97 million. This figure is based on the closing sales price of $14.00 per share of the registrant's Common Stock on September 1, 2001.

Number of shares of Common Stock outstanding as of September 1, 2001:  4,123,382

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2001 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.

                                      INDEX

                                                                                                Page
                                                                                                ----

                                     PART I
Item 1.       Business......................................................................      1
Item 2.       Properties....................................................................     27
Item 3.       Legal Proceedings.............................................................     28
Item 4.       Submission of Matters to a Vote of Security Holders...........................     28


                                 PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.......................................................................     28
Item 6.       Selected Financial Data.......................................................     29
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................     30
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................     40
Item 8.       Financial Statements and Supplementary Data...................................     42
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure......................................................     68


                                PART III
Item 10.      Directors and Executive Officers of the Registrant............................     68
Item 11.      Executive Compensation........................................................     68
Item 12.      Security Ownership of Certain Beneficial Owners and Management................     68
Item 13.      Certain Relationships and Related Transactions................................     68


                                 PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     68


SIGNATURES        ..........................................................................     70

Forward Looking Statements

         In this Form 10-K, the Company has included certain "forward looking statements", either express or implied, which concern anticipated future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-K. The Company may have used "forward looking statements" to describe certain of its future plans and strategies including management's current expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy involve certain risks, uncertainties, estimates, and assumptions, which are subject to factors beyond the Company's control. Consequently, the Company's actual results could differ materially from management's expectations. Factors that could affect results include, but are not limited to, interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this Form 10-K. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether written or oral, that may be made from time to time by or on the Company's behalf.

PART I.

ITEM 1.  BUSINESS

General

         Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered stock savings and loan association founded in 1922, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank under the same corporate title. As a consequence of such charter conversion, the Holding Company became a bank holding company that has also been designated as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company. The Bank provides a wide range of banking services to individual and corporate customers through its eight full-service branch offices in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services, funding these activities primarily with retail and business deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

         References to the Company include its wholly owned subsidiaries, the Bank and PCIS, unless the context of the reference indicates otherwise.

Market Area and Competition

         The Bank's primary market area includes Chester County and sections of the four contiguous counties (Delaware, Montgomery, Berks, and Lancaster) in Pennsylvania. Chester County, in which all of the Bank's offices are located, continues to grow in terms of economic development and population growth. The segment of the market served by the Company is primarily industrially oriented and demographically is comprised of middle income and upper income households.

         Customer deposits with First Financial are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). Prior to the Bank's conversion to a commercial bank, it was also subject to regulation and examination by the Office of Thrift & Supervision ("OTS"). It is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh ("FHLBP"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. The Holding Company, as a registered bank holding company, is subject to examination and regulation of the Federal Reserve Board.

Competition

         First Financial encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, savings and loan associations, savings banks and credit unions conducting business in its primary market area. The Bank also encounters competition for deposits from money market and other mutual funds, as well as corporate and government securities and insurance companies. The principal methods used by the Bank to attract deposit accounts include offering a variety of services and interest rates and providing convenient office locations and expanded banking hours. The Bank's competition for real estate and other loans comes principally from other savings institutions, credit unions, commercial banks, mortgage banking companies, insurance companies, and other institutional lenders. First Financial competes for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers and real estate brokers.

         PCIS is engaged in securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the National Association of Securities Dealers, Inc. (the "NASD"), commercial banks and thrift institutions, insurance companies, investment companies, and financial consultants. PCIS competes effectively in its brokerage and asset management services because of its quality service, its excellent reputation, the results produced and its competitive pricing.

Employees

         The Company had 121 full-time employees and 32 part-time employees as of June 30, 2001. None of these employees are represented by a collective bargaining agent and the Company believes that it enjoys good relations with its personnel.

Lending Activities

         Loan Portfolio Composition. The Company's net loan portfolio (net of undisbursed proceeds, deferred fees and allowance for loan losses) totaled $346.31 million at June 30, 2001, representing approximately 63.6% of the Company's total assets of $544.71 million at that date.

             The following table presents information regarding the Company's loan portfolio by type of loan indicated.

                                                                   At June 30,
                                       ----------------------------------------------------------------
                                              2001                   2000                    1999
                                       ------------------      ------------------      ----------------
                                                    % of                 % of                  % of
                                                    Total                Total                 Total
                                        Amount      Loans   Amount       Loans    Amount       Loans
                                     ---------    -------  ---------    -------  ---------    -------
                                                           (Dollars in Thousands)
Real estate loans:
   Residential:
        Single-family                $ 148,805       40.2% $ 167,451       46.8% $ 156,514       50.8%
        Multi-family                        --        0.0%        --        0.0%       828         .3%
   Commercial                           82,890       22.4%    66,221       18.5%    55,197       17.9%
   Construction and land
      acquisition(1)                    46,243       12.5%    42,372       11.8%    29,339        9.5%
                                     ---------    -------  ---------    -------  ---------    -------
           Total real estate loans     277,938       75.1%   276,044       77.1%   241,878       78.5%
Commercial business loans(2)            27,653        7.4%    19,358        5.4%    14,708        4.8%
Consumer loans(3)                       64,756       17.5%    62,433       17.5%    51,416       16.7%
                                     ---------    -------  ---------    -------  ---------    -------

            Total loans receivable     370,347      100.0%   357,835      100.0%   308,002      100.0%
                                                 ========               =======               =======

Less:
 Loans in process                      (20,528)      --      (20,908)      --      (11,393)      --
 Allowance for loan losses              (4,264)      --       (3,908)      --       (3,651)      --
 Deferred loan fees                     (1,592)      --       (1,713)      --       (1,570)      --
                                     ---------    -----    ---------    -----    ---------    -----
              Net loans receivable     343,963       --      331,306       --      291,388       --

Loans held for sale, single-family
   residential mortgages                 2,350       --           --       --           --       --
                                     ---------    -----    ---------    -----    ---------    -----

    Net loans  receivable and
      loans held for sale            $ 346,313       --    $ 331,306       --    $ 291,388       --
                                     =========    =====    =========    =====    =========    =====

[RESTUBBED]


                                                     At June 30,
                                   ------------------------------------------
                                         1998                    1997
                                   ------------------      ------------------
                                                % of                   % of
                                                Total                  Total
                                     Amount     Loans       Amount     Loans
                                   ---------    -----      ---------    -----
                                             (Dollars in Thousands)

Real estate loans:
   Residential:
        Single-family                $ 154,755       53.3% $ 158,537       58.4%
        Multi-family                       873        0.3%       893        0.3%
   Commercial                           41,002       14.1%    33,981       12.5%
   Construction and land
      acquisition(1)                    30,646       10.5%    22,907        8.5%
                                     ---------    -------  ---------    -------
           Total real estate loans     227,276       78.2%   216,318       79.7%
Commercial business loans(2)            11,437        3.9%     7,863        2.9%
Consumer loans(3)                       51,829       17.9%    47,343       17.4%
                                     ---------    -------  ---------    -------


            Total loans receivable     290,542      100.0%   271,524      100.0%
                                                  =======               =======

Less:
 Loans in process                      (12,380)      --      (10,092)      --
 Allowance for loan losses              (3,414)      --       (2,855)      --
 Deferred loan fees                     (1,620)      --       (1,537)      --
                                     ---------    -----    ---------    -----
              Net loans receivable     273,128       --      257,040       --


Loans held for sale, single-family
   residential mortgages                 1,101       --          106       --
                                     ---------    -----    ---------    -----


    Net loans  receivable and
      loans held for sale            $ 274,229       --    $ 257,146       --
                                     =========    =====    =========    =====

---------------

(1) Includes construction loans for both residential and commercial real estate properties.

(2)  Consists primarily of secured equipment loans.

(3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

         Contractual Maturities. The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 2001, by categories of loans. All loans are included in the period in which they mature. Loans held for sale are not included.

                                                        Principal Repayments
                                                    Contractually Due in Year(s)
                                                          Ended June 30,
                                                  ------------------------------
                                                        (In Thousands)
                                        Total
                                     Outstanding
                                         at                              2007
                                       June 30,                2003-      and
                                         2001       2002       2006   Thereafter
                                       --------   --------   --------   --------
Real estate loans:
  Residential                          $148,805   $ 26,603   $ 20,428   $101,774
  Commercial                             82,890      9,073     58,096     15,721
  Construction and land acquisition      46,243     21,061     10,745     14,437
Commercial business loans                27,653     16,456      8,649      2,548
Consumer loans                           64,756      8,066     19,644     37,046
                                       --------   --------   --------   --------
        Total loans receivable         $370,347   $ 81,259   $117,562   $171,526
                                       ========   ========   ========   ========

         The following table sets forth, as of June 30, 2001, the dollar amount of all loans contractually due after June 30, 2002, which have fixed interest rates and floating or adjustable rates.

                                                      Contractual Obligations
                                                      Due After June 30, 2002
                                                  ------------------------------
                                                             Floating/
                                                    Fixed   Adjustable
                                                    Rates     Rates       Total
                                                  --------   --------   --------
                                                          (In Thousands)
Real estate loans:
        Residential                               $ 88,601   $ 33,601   $122,202
        Commercial                                  14,035     59,782     73,817
        Construction and land acquisition            1,479     23,703     25,182
Commercial business loans                            9,054      2,143     11,197
Consumer loans                                      56,690         --     56,690
                                                  --------   --------   --------
       Total loans                                $169,859   $119,229   $289,088
                                                  ========   ========   ========

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

         The Bank periodically identifies certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans. In selling loans, the Bank has generally retained the servicing on a majority of the loans sold in order to increase its non-interest income. At June 30, 2001, the Bank serviced $20.56 million of mortgage loans for others.

         The following table shows total loans and loans held for sale originated, purchased, sold and repaid during the periods indicated.

                                                                 Year Ended June 30,
                                                          ----------------------------------
                                                            2001         2000         1999
                                                          --------     --------     --------
                                                                   (In Thousands)
Total loans  receivable  and loans held for sale
at beginning of period                                    $357,835     $308,002     $291,643

         Real estate loan originations:
              Residential(1)                                 6,955       26,926       31,705
              Commercial                                    16,154       10,002       18,914
              Construction  and land acquisition(2)         29,762       24,374       21,852
                                                          --------     --------     --------
                   Total real estate loan                   52,871       61,302       72,471
                     originations                           24,547       33,748       24,540
         Consumer loans (3)                                 30,761       22,551       17,312
         Commercial business loans
                                                          --------     --------     --------
                   Total loan originations                 108,179      117,601      114,323
                                                          --------     --------     --------

         Principal loan repayments                          88,808       67,594       96,487
         Sales of loans                                      4,509          174        1,477
                                                          --------     --------     --------
                   Total principal repayments
                     and sales                              93,317       67,768       97,964
                                                          --------     --------     --------
                   Net increase in loans and
                     loans Held for sales                   14,862       49,833       16,359
                                                          --------     --------     --------
Total loans receivable and loans
    held for sale at end of period                        $372,697     $357,835     $308,002
                                                          ========     ========     ========

---------------
(1)      Includes both single-family and multi-family residential loans.
(2) Includes construction loans for both residential and commercial real estate properties.
(3) Includes home equity loans and lines of credit, home equity improvement, automobile and other personal loans.

Loan Products

         The Bank offers a broad array of loan products with competitive terms and conditions to both individuals and to businesses. In prior years, loan activity has been primarily focused on the origination of mortgage loans collateralized by single-family residential properties. However, in recent years, the Bank has substantially expanded its involvement in commercial real estate lending as well as commercial business lending as part of its strategic shift, which shift culminated in the Bank's conversion to a commercial bank in September 2001. As a result of the changing composition of the Bank's loan portfolio composition, loans secured by single-family properties declined as a percentage of the portfolio from 58.4% at June 30, 1997 to 40.2% at June 30, 2001 while commercial real estate and commercial business loans in the aggregate increased from 15.4% to 29.8% at such dates. The Bank has also continued to remain an active construction and land acquisition loan originator, with such loans accounting for 12.5% of the Bank's total loan portfolio as of June 30, 2001. In order to meet the wide-ranging needs of its customers, the Bank has also marketed aggressively a variety of consumer loans, including home equity.

         The Bank makes residential real estate loans secured by property located primarily in southeastern Pennsylvania. It originates both fixed rate and adjustable rate loans with amortization periods up to 30 years.

         The Bank provides a wide range of commercial lending products. These products include commercial and multi-family real estate construction, residential development and land acquisition loans and commercial business loans. Commercial real estate loans normally are secured by property located in Chester County or the four counties contiguous to it. The substantial majority of such loans bear adjustable interest rates with amortization terms of 20 years or less.

         Commercial business loans are generally made to small and medium sized companies located in the Bank's primary market area. Although the Bank makes both secured and unsecured loans, the majority of these loans are on a secured basis. New commercial business loans are typically secured by the accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. Commercial business loans are originated with both fixed and variable rates with the variable interest rates being prime-based. These loans typically are originated for terms ranging from one to five years.

         The Bank's consumer loans are primarily loans to individuals originated through its branch network. The majority of its originations are home equity loans secured by a second mortgage on the primary residence of the borrower. The loans bear fixed interest rates and generally have terms of 15 years or less. In addition, the Bank also makes home equity lines of credit which have prime-based interest rates. Home equity loans and lines of credits aggregated $53.2 million at June 30, 2001.

         Regulatory Requirements and Underwriting Policies. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to the parity provisions of the Pennsylvania Banking Code of 1965 ("Banking Code"), the aggregate loans that the Company may make to any borrower and its affiliates is limited to 15% of unimpaired capital for unsecured loans and 25% of capital for loans secured by readily marketable collateral. At June 30, 2001, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $6.09 million. At June 30, 2001, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $6.09 million, and is in conformity with the current loans to one borrower regulations described above.

         The Bank is currently permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations, the Bank Code and Department regulations to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance must be obtained on all residential loans whose loan-to-value ratios exceed 80%. The Bank will generally lend up to 97% of the appraised value of one-to four-family owner-occupied residential dwellings when the required private mortgage insurance is obtained. The Bank generally originates loans of up to 75% of the appraised value of the properties securing its commercial real estate and commercial business loans and 75% of the appraised value upon completion or sale price, whichever is lower, for construction loans. With respect to construction loans for owner-occupied properties made in connection with the providing of the permanent financing, the Bank will lend up to 90% of the appraised value when the required private mortgage insurance is obtained.

         Loan Fee and Servicing Income. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments, prepayments, repayments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. At June 30, 2001, the Bank was servicing $20.56 million of loans for others, substantially all of which were whole loans sold by the Bank to the FHLMC.

         Loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. However, in the event the related loan is sold, any deferred loan fees or costs remaining with respect to such loan should be taken into income.

         Non-Performing Loans and Real Estate Owned ("REO). If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. However, under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. This provision of Pennsylvania law, as well as others, may delay for several months the Bank's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform FNMA/FHLMC lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, requires notice and a right to cure similar to that provided under Pennsylvania law.

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

         If foreclosure is effected, and the Bank acquires the real estate, it is included in the Company's "real estate owned" ("REO") account until it is sold. When property is acquired, it is recorded at the lower of carrying value or fair value less disposal cost at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized to the extent they do not exceed the property's fair value. No loss reserves are maintained on REO and future write-downs for cost beyond the fair value are expensed.

         For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At June 30, 2001, the Company did not have any impaired loans. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

         The following table sets forth information regarding non-accrual loans and REO held by the Company at the dates indicated. The Company did not have any, at any of the dates presented, (i) loans which are 90 days or more delinquent but on which interest is being accrued, (ii) loans which were classified as restructured troubled debt, or (iii) REO.

                                               Year Ended June 30,
                                 ----------------------------------------------
                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------
                                              (Dollars In Thousands)
Non-accrual  loans:
Residential real estate loans    $  952    $  735    $  568    $  771    $  417

Commercial real estate loans         --        --        --        --        --

Construction and land loans          --        --        --        55        --

Commercial business loans            --        --       258        --        --

Consumer loans                      220       207       107       420       331
                                 ------    ------    ------    ------    ------
Total non-accrual loans          $1,172    $  942    $  933    $1,246    $  748
                                 ======    ======    ======    ======    ======

Total non-accrual loans
  to total assets                   .22%      .19%      .21%      .33%      .23%

Total REO                            --        --        --        --        --

Total non-accrual loans and
  REO to total assets               .22%      .19%      .21%      .33%      .23%

         At June 30, 2001 non-accrual real estate loans included thirteen residential mortgage loans aggregating $952,000, all secured by single-family residential properties.

         The total amount of non-performing loans was $1,172,000, $942,000 and $943,000 at June 30, 2001, 2000 and 1999, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross amount of interest income for fiscal 2001, 2000, and 1999 that would have been recorded for these loans would have been $159,900, $82,000, and $75,200, respectively. Interest income on these non-performing loans included in income for fiscal 2001, 2000, and 1999 amounted to $22,500, $24,000, and $26,100, respectively.

         Allowances for Losses on Loans and Classified Assets. The allowance for loan losses is maintained at a level that management considers adequate to provide for known and inherent losses based upon an evaluation of risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Management may in the future further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential and commercial real estate loans and commercial business loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance. At June 30, 2001, the Bank's allowance for loan losses was $4.26 million or 1.23% of total net loans receivable and 363.8% of total non-performing loans compared to $3.91 million or 1.18% of net loans receivable and 414.9% of total non-performing loans at June 30, 2000. The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.

                                                               As of June 30,
                                           -------------------------------------------------------
                                             2001       2000        1999        1998       1997
                                           -------     -------     -------     -------     -------
                                                              (In Thousands)
Allowance at beginning of period           $ 3,908     $ 3,651     $ 3,414     $ 2,855     $ 2,667
Loans charged off against the allowance:
    Residential real estate                    (29)         (8)        (58)        (12)       (117)
    Construction and land                       --          --          --          --        (177)
    Commercial business                         --        (131)         --          --          (1)
    Consumer                                   (75)        (32)       (119)        (69)        (82)
                                           -------     -------     -------     -------     -------
Total charge-offs                             (104)       (171)       (177)        (81)       (377)

Recoveries:
    Residential real estate                      4          --          --          21          37
    Construction and land                       --          --          --          --           4
    Commercial business                          2           2          --          --          --
    Consumer                                     9           6          24          13           1
                                           -------     -------     -------     -------     -------
Total recoveries                                15           8          24          34          42
Net charge-offs                                (89)       (163)       (153)        (47)       (335)
Provision for loan losses
  charged to operating expenses                445         420         390         606         523
                                           -------     -------     -------     -------     -------
Allowance at year end                      $ 4,264     $ 3,908     $ 3,651     $ 3,414     $ 2,855
                                           =======     =======     =======     =======     =======
Ratio of net charge-offs to
  average loans outstanding                   0.03%       0.05%       0.05%       0.02%       0.13%
                                           =======     =======     =======     =======     =======

Ratio of allowance to period-end
  net loans                                   1.23%       1.18%       1.24%       1.23%       1.10%
                                           =======     =======     =======     =======     =======

         The following table presents information regarding the Company's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio.

                                                                              At June 30,
                                     ---------------------------------------------------------------------------------------------
                                           2001               2000               1999              1998                1997
                                     -----------------  -----------------  -----------------  -----------------  -----------------
                                                % of               % of              % of               % of              % of
                                               Loans               Loans             Loans              Loans             Loans
                                              to Total            to Total          to Total           to Total          to Total
                                     Amount     Loans   Amount     Loans   Amount     Loans   Amount     Loans   Amount    Loans
                                     ------    -------  ------    -------  ------    -------  ------    -------  ------    -------
                                                                            (In Thousands)

Residential real estate loans        $  537       40.2% $  700       46.8% $  638       51.1% $  789       53.6% $  778       58.7%
Commercial real estate loans          1,547       22.4%  1,553       18.5%  1,415       17.9%  1,050       14.1%    871       12.5%
Construction and land loans             200       12.5%    241       11.8%    194        9.5%    201       10.5%    139        8.5%
Commercial business loans             1,267        7.4%    632        5.4%    726        4.8%    357        3.9%    278        2.9%
Consumer loans                          713       17.5%    782       17.5%    678       16.7%  1,017       17.9%    789       17.4%
                                     ------    -------  ------    -------  ------    -------  ------    -------  ------    -------

Total allowance for loan losses      $4,264      100.0% $3,908      100.0% $3,651      100.0% $3,414      100.0% $2,855      100.0%
                                     ======    =======  ======    =======  ======    =======  ======    =======  ======    =======

Total allowance for loan losses
  to total non-performing loans       363.8%      --     414.9%      --     391.3%      --     272.0%      --     381.7%      --
                                     ======    =====    ======    =====    ======    =====    ======    =====    ======    =======


Total non-performing loans           $1,172       --    $  942       --    $  933       --    $1,246       --    $  748       --
                                     ======    =====    ======    =====    ======    =====    ======    =====    ======    =======

         The Company monitors the quality of its assets on a regular basis and classifies them under a classification system that has three categories: (i) substandard, (ii) doubtful and (iii) loss. An asset may fall within more than one category and a portion of the asset may remain unclassified. The Company is required to review the classification of its assets on a regular basis. In addition, in connection with the examinations of First Financial by the FDIC and the Department, the examiners have the authority to identify problem assets and, if appropriate, classify them and/or require adjustments to the carrying value of such assets.

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

         Assets classified loss are considered uncollectable and of such little value that there continuance as assets without establishment of a specific reserve is not warranted. This classification does not mean that an asset has absolutely no recovery or salvage value, but rather, that it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be affected in the future.

         At June 30, 2001, the Company's classified assets, which consisted of assets classified as substandard or doubtful, totaled $4.84 million. Included in the assets classified substandard at June 30, 2001 were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, and have a well-defined weakness that may jeopardize the liquidation of the debt.

         The loans designated as special mention by the Company amounted to $215,600 at June 30, 2001. Although special mention assets are not considered or classified as substandard, doubtful or loss, they do have a potential weakness which may, if not corrected, result in increased risk of loss at some future date.

Securities Activities

         Historically, interest and dividends on securities have provided the Company with a significant source of revenue. At June 30, 2001, the Company's securities portfolio and interest-bearing deposits aggregated $174.44 million or 32.0% of its total assets.

         The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. At June 30, 2001, the Company had a net unrealized loss on securities available for sale, net of taxes, of $1.36 million. The following table sets forth the Company's securities portfolio and interest-earning deposits at carrying value at the dates indicated.

                                                           At June 30,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
                                                          (In Thousands)

Interest-bearing deposits                         $ 19,698   $  8,164   $ 13,409
Trading account securities(1)                           16     12,838      9,221
Investment securities held to maturity:
    U.S. Government and agency obligations          36,681     25,110         --
    Municipal notes and bonds (2)                       --      8,332      3,229
    Mortgage-backed securities                         503        640        791
    Other                                            4,190      5,739      3,781
                                                  --------   --------   --------
       Total investment securities held to
          Maturity                                  41,374     39,821      7,801
                                                  --------   --------   --------
Investment securities available for sale:
    U.S. Government and agency obligations          31,714     26,639     47,242
    Municipal notes and bonds (2)                   34,624     34,160     27,378
    Mortgage-backed securities                      11,814     13,804     15,817
    Equity securities                                1,048        858      1,336
    Debt securities                                 15,634     14,798     15,430
    Agency backed securities (3)                    18,516      2,209      2,397
                                                  --------   --------   --------
      Total investment securities available
          for sale                                 113,350     92,468    109,600
                                                  --------   --------   --------
      Total securities and interest-bearing
          deposits                                $174,438   $153,291   $140,031
                                                  ========   ========   ========


(1) During the first quarter of fiscal 2001, the Bank discontinued the use of their trading account.

(2) The income from municipal notes and bonds are generally non-taxable for federal and state purposes. The $7.9 million or 18.5% decrease in municipal notes and bonds in 2001 is primarily the result of the sale of $4.1 million of bonds in January 2001 and the redemption of $2.6 million of bonds in May 2001.

(3) Includes agency backed collateralized mortgage obligations and student loan securities.

         The contractual maturity or repricing characteristics of the Company's investment portfolio is considerably more interest rate sensitive than that of its loan portfolio. Consequently, the investment portfolio provides a significant source of liquidity and protection against interest rate risk. The weighted average term to maturity or repricing of the Company's investment securities held to maturity was 4.9 years at June 30, 2001.

The amortized cost and estimated fair value of investment securities at June 30, 2001, by contractual maturity, are shown below.

                                                             Estimated    Weighted
                                                  Amortized     Fair       Average
                                                     Cost       Value       Yield
                                                   --------    --------    -------
                                                        (Dollars in Thousands)
Held to Maturity
  Due in one year or less                          $  5,000    $  5,081       6.35%
  Due after one year through five years               6,290       6,402       6.41%
  Due after five years through ten years             19,066      19,105       6.51%
  Due after ten years                                 6,828       6,861       6.82%
  No stated maturity                                  4,190       4,190       0.00%
                                                   --------    --------    -------
  Total held to maturity                           $ 41,374    $ 41,639       5.87%
                                                   --------    --------    -------

Available for Sale
  Due in one year or less                          $  6,214    $  6,225       5.61%
  Due after one year through five years               6,115       6,208       6.13%
  Due after five years through ten years             36,383      36,495       6.19%
  Due after ten years                                65,267      63,374       6.14%
  No stated maturity                                  1,453       1,048       0.00%
                                                   --------    --------    -------
  Total available for sale                         $115,432    $113,350       6.05%
                                                   --------    --------    -------
  Total investment securities                      $156,806    $154,989       6.00%
                                                   ========    ========    =======

         The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

         Total investment securities included $67.9 million of Federal Home Loan Bank Bonds and $46.6 million of municipal and other securities, which have "call" features which allow the issuer the right to call the bonds prior to their contractual maturity.

         As of June 30, 2001, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

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

          First Financial's current deposit products include non-interest-bearing accounts, passbook/statement savings accounts, NOW checking accounts, money market deposit accounts, certificates of deposit ranging in terms from 30 days to seven years and certificates of deposit in denominations of $100,000 or more ("jumbo certificates"). Included among these deposit products are individual retirement account certificates ("IRA certificates") and Keogh accounts.

         The following table shows the balances of the Company's deposits as of the dates indicated:

                                                                            At June 30,
                                         ------------------------------------------------------------------------------------
                                                  2001                           2000                            1999
                                         -----------------------        ------------------------         ---------------------
                                                                         (Dollars in Thousands)
                                                           % of                            % of                           % of
                                            Amount     Deposits             Amount     Deposits            Amount     Deposits
                                            ------     --------             ------     --------            ------     --------
Non-interest-bearing accounts            $  38,840         9.4%          $  38,192        10.1%         $  33,007         9.2%
NOW checking accounts                       43,467        10.5%             38,652        10.2%            36,012        10.0%
Savings accounts                            26,414         6.4%             26,636         7.0%            29,033         8.1%
Money market accounts                       60,430        14.6%             41,690        11.0%            47,464        13.2%
Certificates of deposit less than
  $100,000                                 124,601        30.1%            126,910        33.6%           137,559        38.2%
Certificates of deposit with
  $100,000 minimum balance                 119,600        28.9%            106,398        28.1%            76,439        21.3%
                                         ---------     -------           ---------      ------          ---------     -------
      Total deposits                     $ 413,352       100.0%          $ 378,478       100.0%         $ 359,514       100.0%
                                         =========     =======           =========      ======          =========     =======


         The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 2001.

                                                                          Balances at June 30, 2001 Maturing
                                                                 --------------------------------------------------
                                                                               (In Thousands)
                                                   At            Within         Three        Six to         After
                                                June 30,          Three        to Six        Twelve         Twelve
                                                  2001           Months        Months        Months         Months
                                                --------        --------      --------      --------       --------
Certificates of deposit with $100,000
      minimum balance                           $119,600        $ 32,526      $ 22,226      $ 37,079       $ 27,769
                                                ========        ========      ========      ========       ========

         The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.

                                                                     Year Ended June 30,
                                     ------------------------------------------------------------------------------------
                                               2001                          2000                         1999
                                     --------------------------    --------------------------   -------------------------
                                                                    (Dollars in Thousands)
                                                        Average                       Average                   Average
                                        Average          Rate         Average          Rate        Average       Rate
                                        Balance          Paid         Balance          Paid        Balance       Paid
                                        -------           ----        -------          ----        -------       ----
NOW checking accounts                  $ 41,218          1.55%       $ 37,667          1.57%      $ 33,278       1.48%
Savings accounts                         25,142          1.96%         27,017          1.74%        31,392       1.81%
Money market accounts                    54,494          4.49%         43,178          3.99%        43,147       3.65%
Certificates of deposit
  less than $100,000                    126,608          5.99%        130,335          5.35%       149,713       5.55%
Certificates of deposit with
  $100,000 minimum balance              119,955          5.39%         75,845          5.23%        52,917       5.17%

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

         First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania and from governmental entities. First Financial does not advertise for deposits outside of Pennsylvania or accept brokered deposits, and management believes that at June 30, 2001, an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania.

         Borrowings. First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to credit worthiness have been met. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLBP advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset and liability management through the extension of maturities of liabilities. At June 30, 2001 the Company had $80.24 million in FHLBP advances outstanding. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an amount not to exceed 10% of the Company's maximum borrowing capacity, which credit line at June 30, 2001 was $17.19 million, and is subject to certain conditions, including the holding of a predetermined amount of FHLBP stock as collateral. At June 30, 2001, there was no balance outstanding on the line of credit.

         The following table presents certain information regarding short-term borrowings (borrowings with a maturity of one year or less) for the periods indicated:

                                                     Year Ended June 30,
                                                -------------------------------
                                                 2001         2000       1999
                                                -------     -------     -------
                                                    (Dollars in Thousands)

Short-term borrowings:
      Balance outstanding at end
            of period                           $22,815     $46,948     $16,731
      Weighted average interest rate
            at end of period                       5.96%       6.61%       5.43%
      Average balance outstanding               $27,911     $55,753     $18,596
      Maximum amount outstanding at any
           month-end during the period          $42,448     $79,059     $35,320
      Weighted average interest rate
           during the period                       6.14%       5.96%       5.51%


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

Interest Income and Interest Spread Analysis

         The following table sets forth, for the periods indicated, information regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) interest rate spread; and (5) net interest-earning assets and their net yield. Average balances are determined on a daily basis for 2001 and 2000 and on a monthly basis for 1999 which is representative of operations.

                                                                                  Year Ended June 30.
                                                 -----------------------------------------------------------------------------------
                                                                 2001                                        2000
                                                 --------------------------------------      --------------------------------------
                                                                               (Dollars in thousands)
                                                  Average                       Yield/         Average                      Yield/
                                                 Balance(1)     Interest(2)    Rate(2)       Balance(1)    Interest(2)     Rate(2)
                                                 ----------     -----------    -------       ----------    -----------     -------
Assets:
    Loans and loans held for sale                  $343,368        $27,231       7.93%        $313,378        $24,689        7.88%
    Securities and
      other investments                             162,723         11,141       6.85%         145,687         10,298        7.07%
                                                 ----------     ----------                   ---------     ----------
    Total interest-
      earning assets                                506,091         38,372       7.58%         459,065         34,987        7.62%
                                                                ----------
    Non-interest earning assets                      23,902                                     23,277
                                                                                                  -
                                                 ----------                                  ---------
    Total assets                                  $ 529,993                                  $ 482,342
                                                 ===========                                 ==========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements               $379,057         17,621       4.65%        $315,962         13,700        4.34%
  FHLB advances and other borrowings                 76,761          4,597       5.99%          90,184          5,275        5.85%
                                                 ----------     ----------                   ---------     ----------
Total interest-
      bearing liabilities                          $455,818         22,218       4.87%        $406,146         18,975        4.67%
                                                 ----------     ----------     ------        ---------     ----------     -------
  Non-interest-bearing liabilities                   36,069                                     42,033
  Stockholders' equity                               38,106                                     34,163
                                                 ----------                                  ---------
  Total liabilities and stockholders' equity       $529,993                                   $482,342
                                                 ==========                                  =========
Net interest income/interest rate spread                           $16,154       2.71%                        $16,012        2.95%
                                                                ==========     ======                      ==========      ======


Net interest-earning assets/net yield on
  interest-earning assets                           $50,273                      3.19%         $52,919                       3.49%
                                                 ==========                    ======        =========                    =======

Ratio of average interest-earning assets to
  interest-bearing liabilities                                                    111%                                        113%
                                                                               ======                                    ========

[RESTUBBED]

                                                                  Year Ended June 30.
                                                          --------------------------------------
                                                                          1999
                                                          --------------------------------------
                                                                  (Dollars in thousands)
                                                          Average                       Yield/
                                                          Balance(1)    Interest(2)     Rate(2)
                                                          ---------     -----------     -------
Assets:
    Loans and loans held for sale                          $280,544        $22,875        8.15%
    Securities and
      other investments                                     113,110          7,137        6.31%
                                                          ---------     ----------
    Total interest-
      earning assets                                        393,654         30,012        7.62%

    Non-interest earning assets                              18,092

                                                          ---------
    Total assets                                           $411,746
                                                          =========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements                       $287,627         12,711        4.42%
  FHLB advances and other borrowings                         53,595          2,971        5.54%
                                                          ---------     ----------
Total interest-
      bearing liabilities                                   341,222         15,682        4.60%
                                                          ---------     ----------     --------
  Non-interest-bearing liabilities                           36,962
  Stockholders' equity                                       33,562
                                                          ---------
  Total liabilities and stockholders' equity               $411,746
                                                          =========
Net interest income/interest rate spread                                   $14,330        3.03%
                                                                        ==========      ======


Net interest-earning assets/net yield on
  interest-earning assets                                   $52,432                       3.64%
                                                          =========                    ========

Ratio of average interest-earning assets to
  interest-bearing liabilities                                                             115%
                                                                                       ========

 ---------------

(1)      Non-accruing loans are included in the average balance.

(2) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 2001, 2000, and 1999.

Rate/Volume Analysis

         The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. Interest income and the annual rate are calculated on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate),
(2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume). The changes in rate/volume (3) are allocated to the change in volume variance and the change in the rate variance on a pro rated basis for fiscal 2001.

                                                 2001 Compared to 2000                              2000 Compared to 1999
                                               Increase (Decrease) Due to                         Increase (Decrease) Due to
                                         -------------------------------------               ------------------------------------
                                         Volume          Rate           Total                Volume         Rate           Total
                                        -------        -------        -------               -------       -------        -------
                                                                              (In Thousands)
Interest income on interest-
  earning assets:
    Loans and loans
      held for sale                      $ 2,400        $   142        $ 2,542               $ 2,594       $  (780)       $ 1,814
    Securities and
      other investments                    1,172           (329)           843                 2,230           931          3,161
                                         -------        -------        -------               -------       -------        -------
        Total interest income              3,572           (187)         3,385                 4,824           151          4,975
                                         -------        -------        -------               -------       -------        -------

Interest expense on interest-
  bearing liabilities:
     Deposits and repurchase
        Agreements                         3,890             31          3,921                 1,225          (236)           989
     FHLB advances and other
       borrowings                           (808)           130           (678)                2,129           175          2,304
                                         -------        -------        -------               -------       -------        -------
         Total interest expense            3,082            161          3,243                 3,354           (61)         3,293
                                         -------        -------        -------               -------       -------        -------

Net change in net interest
Income                                   $   490        $  (348)       $   142               $ 1,470       $   212        $ 1,682
                                         =======        =======        =======               =======       =======        =======

Ratios

         The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances.

                                                      Year Ended June 30,
                                                ------------------------------
                                                 2001        2000       1999
                                                ------      ------      -----
Return on average assets
  (income divided by average
  total assets)                                  0.76%       0.94%       1.02%
Return on average equity
 (income divided by average equity)             10.50%      13.34%      12.55%
Equity-to-assets ratio
  (average equity divided by
   average assets)                               7.19%       7.08%       8.15%
Dividend pay-out ratio                          36.55%      30.35%      27.39%


Subsidiaries of First Financial

         The Bank operates (as a wholly owned subsidiary) D & S Service Corporation ("D & S Service"), which has participated in the development for sale of residential properties, in particular condominium conversions and also the development of commercial properties in order for the Bank to expand its facilities to accommodate its growth. All of such projects have either been located in or within close proximity to the Bank's primary market area. D & S Service operates two wholly owned subsidiaries: Wildman Projects and D & F Projects, Inc. As of June 30, 2001, the Bank had invested $1.68 million in D & S Service.

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



                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank in effect as of the date of this Annual Report on Form 10-K. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Holding Company, as a bank holding company as a result of the conversion effective September 1, 2001 of the Bank to a Pennsylvania-chartered commercial bank, is subject to regulation and supervision by the Federal Reserve Board. Under the Bank Holding Company Act ("BHCA"), a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

         Activities and Other Limitations. The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The Federal Reserve Board generally may approve an application by a bank holding company that is adequately capitalized and adequately managed to acquire control of, or to acquire all or substantially all of the assets of, a bank located in a state other than the home state of such bank holding company, without regard to whether such transaction is prohibited under the law of any state, provided, however, that the Federal Reserve Board may not approve any such application that would have the effect of permitting an out-of-state bank holding company to acquire a bank in a host state that has not been in existence for any minimum period of time, not to exceed five years, specified in the statutory law of the host state.

         The BHCA also generally prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board had determined, by regulation or by order, to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto as of November 11, 2000, the day before the date of enactment of the Gramm-Leach-Bliley Act, discussed below. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to bank holding companies. In addition, the Federal Reserve Board may from time to time require that a bank holding company maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board's risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of a least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing entity's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capita, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent.

         Had the Holding Company been deemed a bank holding company as of June 30, 2001, the Company's capital ratios would have substantially exceeded applicable requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" included in Item 7 hereof and Note 11 to the Consolidated Financial Statements included in Item 8 hereof.

         Affiliated Institutions. Under Federal Reserve Board policy, the Holding Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The Federal Reserve Board takes the position that in implementing this policy it may require bank holding companies to provide such support when the holding company otherwise would not consider itself able to do so.

         A bank holding company is a legal entity separate and distinct from its subsidiary bank. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary bank. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary bank. The subsidiary bank is subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under FIRREA, in the event of a loss suffered by the Federal Deposit Insurance Corporation ("FDIC") in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

         Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments or purchases of assets. Transfers of this kind are limited to 10% of a bank's capital and surplus with respect to each affiliate and to 20% in the aggregate, and are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company, also must be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that would be offered to, or would apply to, non-affiliated companies.

         Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act, which permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

         A bank holding company may become a financial holding company if its subsidiary bank is "well capitalized" and "well managed," as defined, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

         In connection with the Holding Company's application to become a bank holding company as a result of the conversion of the Bank to a Pennsylvania-chartered commercial bank, the Company elected to become a financial holding company.

         State Regulation. The Company is registered as a Pennsylvania financial institution holding company under Pennsylvania law and as such is subject to regulation and examination by the Superintendent of Banking of the Commonwealth of Pennsylvania.


Regulation of PCIS

         General. In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions in the Unites States. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs and exchanges adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While PCIS is not a member of the New York Stock Exchange (the "NYSE"), PCIS' business is impacted by the NYSE rules.

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

         As of June 30, 2001 PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $1.35 or $1.10 million in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to
1. At June 30, 2001 PCIS' net capital ratio was 13 to 1.

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

Regulation of the Bank

         General. As a Pennsylvania-chartered commercial bank, the Bank is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, certain requirements established by the Federal Reserve Board and by the Pennsylvania Department of Banking. The federal laws and regulations which are applicable to state-chartered banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. Prior to the Bank's conversion from a state-chartered savings association to a commercial bank, it was subject also to regulation and examination by the Office of Thrift Supervision ("OTS").

         Capital Requirements. The Bank is subject to regulatory capital requirements of the FDIC which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Holding Company, as discussed above. At June 30, 2001, the Bank's regulatory capital substantially exceeded applicable requirements. At June 30, 2001, the Bank was required to meet the regulatory requirements of the OTS which are substantially identical to those of the FDIC. See Note 11 to the Consolidated Financial Statements included in Item 8 hereof.

         Prompt Corrective Action. Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

         At June 30, 2001, the Bank's capital levels qualified it as a "well capitalized" institution under applicable laws and regulations.

         FDIC Insurance Premiums. The Bank is a member of the Savings Association Insurance Fund ("SAIF") administered by the FDIC rather than the Bank Insurance Fund ("BIF") since it was formerly a savings association.

         As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Effective January 1, 1997, the assessment schedule for both BIF and SAIF ranges from 0 basis points (subject to a $2,000 annual minimum) to 27 basis points. In addition, both BIF-insured institutions and SAIF-insured institutions are assessed amounts in order for a federally-chartered Finance Corporation to make payments on it bonds.

         Brokered Deposits. The Federal Deposit Insurance Act ("FDIA") restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and
(iii) an "undercapitalized insured depository institution" may not (s) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market are or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. At June 30, 2001, the Bank did not have any brokered deposits.

         Community Investment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act ("CRA").

         The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In last CRA rating of the Bank dated February 22, 2000, the Bank was rated "outstanding".

         Limitations on Dividends. The Holding Company is a legal entity separate and distinct from its banking and other subsidiaries. The Holding Company's principal source of revenue consists of dividends from its subsidiaries, including the Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

         Miscellaneous. The Bank is subject to certain restrictions on loans to the Holding Company or its non-bank subsidiary, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Holding Company or its non-bank subsidiary. The Bank is subject to certain restrictions on most types of transactions with the Holding Company or its non-bank subsidiary, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

         Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators is substantial and includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

        Federal Home Loan Bank System. The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 2001, the Bank's advances from the FHLBP amounted to $80.24 million.

        As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 2001, the Bank had $4.19 million in FHLB stock, which was in compliance with this requirement.

                                    TAXATION

        The Holding Company and its subsidiaries are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). The Holding Company and its subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

        The Holding Company and the Bank are also subject to various forms of state taxation under the laws of Pennsylvania.

ITEM 2.  PROPERTIES

Offices and Other Material Properties

        At June 30, 2001, the Bank conducted its business from its main office in Downingtown, Pennsylvania, which is also a branch office, and seven other full-service branch offices. PCIS conducts its business from two offices.

        The following table sets forth certain information with respect to the offices of the Company as of June 30, 2001:

                                                                                Net Book Value of
                                                            Lease            Property and Leasehold
                                      Owned or            Expiration             Improvements at
                                       Leased               Date                 June 30, 2001               Deposits
                                   ---------------       --------------     --------------------------    --------------
                                                                                    (In Thousands)
First Financial Bank:
Main Office:
  100 E. Lancaster Avenue
  Downingtown PA 19335             Own                              --         $       2,340                $  149,880
Branch Offices:
Exton-Lionville
  601 N. Pottstown Pike
  Exton PA  19341                  Own                                                   373                    66,683
Frazer-Malvern                                                      --
--------------
  200 W. Lancaster Avenue
  Frazer PA 19355                  Own                                                 1,223                    38,894
Thorndale                                                           --
---------
  3909 Lincoln Highway
  Downingtown PA 19335             Lease                                                  43                    43,468
Westtown                                                       9/30/05
--------
  1197 Wilmington Pike
  West Chester PA 19382            Lease                                                 106                    55,010
Airport Village                                               11/30/05
---------------
  102 Airport Road                 Own Bldg.
  Coatesville PA 19320             Lease Land                                            286                    22,721
Brandywine Square                                             11/30/04
-----------------
  82 Quarry Road
  Downingtown PA 19335             Lease                                                  80                    22,261
Devon                                                          8/14/11
-----
  414 Lancaster Avenue
  Devon  PA  19333                 Own                                                 1,399                    14,435
                                                                    --
                                                                               --------------               -----------
              Total                                                            $       5,850                $  413,352
                                                                               ==============               ===========
PCIS:
Philadelphia
------------
One Liberty Place, Suite 3050
1650 Market Street,
Philadelphia  PA 19103             Lease                       5/31/04
Wayne
485 Devon Park Dr. Suite 109
Wayne  PA 19087                    Lease                      11/30/02

        In addition, the Company currently owns four developed properties adjacent to its main office. One of these properties is used as the Bank's data center and approximately 75% of another property is used as a lending office with the remainder rented to a third party. The remaining two properties are currently being leased to other users and may be used for future banking facilities. The net book value of four properties at June 30, 2001 was approximately $1.59 million.

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

        First Financial operates and participates in the MAC(R) Money Access Service shared Automated Teller Machine ("ATM") network system. In addition, First Financial operates seven office ATMs under the MAC(R) system and one remote location.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

Market Information

         As of September 1, 2001, the Holding Company's Common Stock was held by approximately 1,454 registered shareholders. Any broker or any NASD member can be contacted for the latest quotations of the Holding Company's Common Stock. The Holding Company's Nasdaq Stock Market symbol is "CVAL". The transfer agent for the stock is American Stock Transfer and Trust Company, New York, New York. During fiscal 2001 and 2000 the Holding Company paid aggregate annual dividends of $.36 adjusted for stock dividends and stock splits during those periods.

         The following table sets forth the high and low closing prices for the periods described. For comparability purposes, the closing prices shown below have been adjusted to reflect the 5% stock dividends paid in fiscal 2001 and 2000.

             Fiscal 2001                                   Low                      High
             -------------------------------------------------------------------------------------
                      First Quarter                       $15.71                   $28.25
                      Second Quarter                       17.00                    24.00
                      Third Quarter                        17.00                    23.00
                      Fourth Quarter                       12.66                    22.50
             Fiscal 2000                                   Low                      High
             -------------------------------------------------------------------------------------
                      First Quarter                       $14.05                   $17.14
                      Second Quarter                       13.81                    15.24
                      Third Quarter                        11.90                    14.29
                      Fourth Quarter                       16.19                    17.14

ITEM 6.  SELECTED FINANCIAL DATA


                                                                      At or For the Year Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                2001               2000                1999               1998            1997
                                         -------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands Except Per Share Data)
Selected Financial Condition Data
Total assets                                   $544,705           $507,150            $451,158           $377,012      $ 325,201
Net loans receivable                            346,313            331,306             291,388            273,128        257,040
Deposits                                        413,352            378,478             359,514            298,191        260,750
Borrowings                                       82,906             87,151              51,028             41,791         31,032
Stockholders' equity                             40,098             35,502              33,853             31,849         28,279
Book value per common share (2)                    9.73               8.65                8.29               7.89           7.06


Selected Operations Data                         2001               2000                1999               1998           1997
                                         ---------------------------------------------------------------------------------------
Interest income                                 $37,330            $33,837            $ 29,385           $ 25,753       $ 22,621
Interest expense                                 22,218             18,975              15,682             13,409         11,506
                                         ---------------------------------------------------------------------------------------
Net interest income                              15,112             14,862              13,703             12,344         11,115

Net income                                        4,003              4,557               4,213              3,626          2,237(1)
Basic earnings per share                           0.97               1.12                1.04                .90            .56
Diluted earnings per share                         0.96               1.11                1.03                .90            .56
Dividends per share(2)                              .36                .34                 .29                .28            .20
                                         ---------------------------------------------------------------------------------------

(1) Fiscal 1997 includes the one-time FDIC insurance assessment of $832,000 net of taxes.

(2) Adjusted to reflect 5% stock dividends paid in September 2000, 1999, 1998, 1997, and 1996, and the three-for-two stock split and five-for-four stock split effected in the form of a dividend in December 1998 and March 1997, respectively.


                                                                At or for the Year Ended June 30,
                                            --------------------------------------------------------------------------
                                                 2001            2000           1999            1998            1997
Other Selected Data
(based on monthly balances)

Average interest rate spread                      2.71%          2.95%           3.03%           3.28%          3.37%
Net yield on average
  interest-earning assets                         3.19%          3.49%           3.64%           3.94%          4.03%
Ratio of non-performing loans and
REO to total assets at end of
  period                                           .22%           .19%            .21%            .33%           .23%
Number of full-service bank offices
  at end of period                                   8              8               8               7              7


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which consists principally of loans and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is determined by the Company's interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

          The Company's results of operations also are affected by the provision for loan losses resulting from management's assessment of the adequacy of the allowance for loan losses; the level of its non-interest income, including investment service fees, account service fees and related income and gains and losses from the sales of loans and securities; the level of its non-interest expense, including salaries and employee benefits, occupancy and equipment expense, data processing services, deposit insurance premiums, advertising, other operating costs; and income tax expense.

          The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial growth and strength by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing growth in basic financial services. The focus is on commercial and construction lending, commercial deposits and treasury management, consumer deposits and loans and trust and investment management.

BUSINESS STRATEGY

          Growth. The Company seeks to increase its assets through internal growth and by expanding its operations. During fiscal 2002, the Company expects to open two new branches to broaden its deposit base and to introduce several new commercial lending and deposits products.

          In 2001 the Company's assets increased by $37.56 million, or 7.4% from $507.15 million at June 30, 2000 to $544.71 million at June 30, 2001 resulting mainly from the $15 million growth in the loan portfolio. Such loan growth was funded primarily by deposits.

          Emphasis on commercial lending. The Company has been and will continue to expand its higher yielding portfolios of commercial real estate and commercial business lending. This strategy is reflected in the shifting composition of the Company's loan portfolio. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised 38.69% of its total loan portfolio at June 20, 2001 compared to 31.77% at June 30, 2000. Single-family and multi-family residential loans comprised 42.92% of the Company's loan portfolio at June 30, 2001 as compared to 49.70% at June 30, 2000.

          Maintain asset quality. Management believes that maintaining high asset quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of loans to its market area. The Company's non-accrual loans increase $230 thousand to $1.17 million at June 30, 2001 with the increase primarily related to residential real estate loans. The Company's ratio of non-performing assets to total assets at June 30, 2001 was 0.22% and its allowance for loan losses to non-performing loans was 363.8%, while at June 30, 2000 the percentages were 0.19% and 414.9%, respectively.

          Stable source of liquidity. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $154.7 million at June 30, 2001 compared to $145.1 million at June 30, 2000. In addition, the Company had short-term interest-bearing deposits of $19.7 million at June 30, 2001 compared to $8.16 million at June 30, 2000.

          Emphasis on deposits and customer service. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, relatively low service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing deposits, which exclude time deposits, totaled $169.15 million or 40.9% of the Company's total deposits at June 30, 2001, as compared to $145.17 million at June 30, 2000, a 23.98 million or 16.5% increase. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2002 is on increasing commercial and consumer core deposits and relying less on higher-rate municipal CDs. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.


ASSET/LIABILITY MANAGEMENT

         The primary asset/liability management goal of the Company is to manage and control its interest rate risk of the bank subsidiary, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in net interest income over the long term. Other objectives of asset/liability management include: (1) ensuring adequate liquidity and funding, (2) maintaining a strong capital base and (3) maximizing net interest income opportunities.

         In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Bank's interest-rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by management. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Company to accomplish this objective.

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

         To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW accounts and savings deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

          Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table that follows does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.

        Interest Rate Sensitivity Analysis at June 30, 2001 for the Bank
                             (Dollars in thousands)

                                                          More Than     More Than    More Than    More Than
                                             Three      Three Months   Six Months    One Year    Three Years
                                             Months        Through      Through      Through      Through     More Than
                                             or Less      Six Months   One Year     Three Years   Five Years  Five Years    Total
                                             ---------    ---------   ---------     -----------  ----------- ---------    ---------
INTEREST-EARNING ASSETS
   Loans (1)
          Real estate (2)                    $  37,287    $  17,147   $  36,753     $  85,080    $  39,963   $  43,630    $ 259,860
          Commercial                            16,305        3,016       2,663         4,191        1,339         139       27,653
          Consumer                               8,514        2,446       5,030        17,495       12,361      18,910       64,756
   Securities and interest-bearing deposits     87,734        4,184       9,601        18,324        8,393      43,160      171,396
                                             ---------    ---------   ---------     ---------    ---------   ---------    ---------
   Total interest-earning assets               149,840       26,793      54,047       125,090       62,056     105,839      523,665
                                             ---------    ---------   ---------     ---------    ---------   ---------    ---------

INTEREST-BEARING LIABILITIES
   Savings accounts                                501          501         998            --           --      24,414       26,414
   NOW accounts                                    450          450         900            --           --      41,667       43,467
   Money market accounts                        60,583           --          --            --           --          --       60,583
   Certificate accounts                        114,095       33,129      53,001        35,084        5,827       3,065      244,201
   Borrowings                                    2,443        1,828          29         8,174        1,989      68,202       82,665
                                             ---------    ---------   ---------     ---------    ---------   ---------    ---------

   Total interest-bearing liabilities          178,072       35,908      54,928        43,258        7,816     137,348      457,330
                                             ---------    ---------   ---------     ---------    ---------   ---------    ---------
Cumulative excess (deficit) of
  interest-earning assets to
  interest-bearing liabilities               $ (28,232)   $ (37,347)  $ (38,228)    $  43,604    $  97,844   $  66,335    $  66,335
                                             =========    =========   =========     =========    =========   =========    =========
Cumulative ratio of interest
  rate-sensitive assets to interest
  rate-sensitive liabilities                      84.1%        82.5%       85.8%        114.0%       130.6%      114.5%       114.5%
                                             =========    =========   =========     =========    =========   =========    =========
Cumulative difference as a percentage
   of total assets                                (5.2%)       (6.9%)      (7.1%)        (8.1%)       18.1%       12.3%        12.3%
                                             =========    =========   =========     =========    =========   =========    =========


(1) Net of undisbursed loan proceeds.
(2) Includes commercial mortgage loans.

OPERATING RESULTS

Interest Income (Taxable-Equivalent Basis)

         Interest income is analyzed on a tax-equivalent basis, i.e., an adjustment is made for analysis purposes only, to increase interest income by the amount of savings of Federal income taxes, which the Company realizes by investing in certain tax-free municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more readily compared.

         Total interest income increased to $38.37 million during fiscal 2001, a $3.38 million or 9.7% increase over the prior fiscal year. This increase was due to a $47.03 million increase in the average balance of interest-earning assets, which contributed $3.55 and was offset in part by a decline of $.16 million due to lower average rates. Total interest income increased to $34.99 million during fiscal 2000, a $4.98 million or 16.6% increase over fiscal 1999. This increase was due to a $65.41 million increase in the average balance of interest-earning assets, which resulted in $4.82 million of the increase of $4.98 million for the fiscal year. The yield on average interest earning assets was 7.58%, 7.62% and 7.62% for fiscal year 2001, 2000 and 1999, respectively.

Interest Expense

         Total interest expense increased to $22.22 million during fiscal 2001, a $3.24 million or 17.1% increase over the prior fiscal year. The increase in interest expense was primarily due to a $63.09 million increase in the average balance of deposits during fiscal 2001, which funded the increase in the average balances of interest-earning assets discussed previously. The increase in the average balance accounted for $3.08 million of the $3.24 million increase for the fiscal year. The average rate paid on deposits increased to 4.65% for fiscal 2001 from 4.34% for the previous fiscal year while the average rate paid on borrowings increased 14 basis points to 5.99% for fiscal 2001.

         Total interest expense increased to $18.98 million during fiscal 2000, a $3.30 million or 21.0% increase over fiscal 1999. The increase in interest expense was primarily due to increases of $28.34 million and $36.59 million in the average balances of deposits and borrowings, respectively, for the year ended June 30, 2000. The increase in average balances resulted in a $3.35 million increase; however, such increases were partially offset by a 9 basis point decline to 4.34% in the average rate paid on deposits during fiscal 2000. The average rate paid on borrowings increased 28 basis points to 5.82%.

Net Interest Income

         Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a fully tax equivalent basis, increased 1.0%, or $.14 million to $16.15 million in fiscal 2001 from $16.01 million in fiscal 2000, compared to a 11.7% increase of $1.68 million from fiscal 1999 to fiscal 2000. Net interest margin, on a fully tax equivalent basis, was 3.19% for the year ended June 30, 2001, compared to 3.49% in fiscal 2000 and 3.64% during fiscal 1999 as the Company's interest margin was compressed by declining market rates which affected its interest-earning assets more rapidly than its interest-bearing liabilities.

Provision for Loan Losses

         The Company's provision for loan losses was $445,000, $420,000 and $390,000, during fiscal 2001, 2000 and 1999, respectively. These provisions have been added to the Company's allowance for loan losses due to general economic conditions, loan growth, and management's assessment of the inherent risk of loss existing in the loan portfolio. At June 30, 2001, the allowance for loan losses totalled $4.26 million or 1.23% of net loans compared to $3.91 million or 1.17% of net loans at June 30, 2000.

         The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon, among other things, the mix of loans being booked, the delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if the circumstances differ substantially from the assumptions used in determining the level of the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Non-Interest Income

         Total non-interest income increased $394,000 or 7.1% to $5.93 million for the year ended June 30, 2001, from the prior fiscal year. Investment services income increased $68,000 or 1.8% to $3.77 million. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card due to increased usage and also an increased number of cardholders, contributed to the increase of $71,000 or 4.3% in service charges and fees in fiscal 2001. Also contributing were increases in gains on the sale of loans of $100,000, gains on trading account securities of $202,000, and other income of $31,000, which were offset by a decrease in gains on available for sale securities of $78,000, which included a loss of $291 thousand on the impairment of certain securities.

         Total non-interest income increased $339,000 or 6.5% to $5.54 million for the year ended June 30, 2000, from fiscal 1999. Investment services income increased $440,000 or 13.5% to $3.70 million as the result of increases in revenue generated by PCIS and the Trust Division. Service charges and fees increased $181,000 in fiscal 2000 due to an increase in checking account fees and the numbers of accounts. The increases above were partially offset by a decrease in the gain on trading account securities of $109,000, the decrease in the gain on the sale of assets available for sale of $103,000 and the decrease in other income of $70,000 when compared to 1999.

Operating Expenses

         Total operating expenses increased $1.87 million or 13.2% to $16.03 million for the year ended June 30, 2001 compared to fiscal 2000, due in part to one-time costs and charges. The increase in operating expenses in fiscal 2001 over the prior fiscal year was due to the following: (a) Salary and employee benefits increased $788,000 or 10.1%. Salary and incentive payments increased $494,000 because of annual salary increases to existing employees, additional employees and for incentives to employees who achieve their goals; retirement plan contributions increased $86,000; group health insurance increased $50,000; payroll taxes, because of higher payroll costs and more employees increased $40,000; and directors compensation and education expenses increase $78,000, (b) Occupancy and equipment expense increased $132,000 or 5.9%. An increase of $42,000 in computer related expenses, a $45,000 increase in utilities and insurance, and a $40,000 increase in repairs and maintenance make up a majority of the increase, (c) Data processing increased $117,000 or 13.8%. The principal reason for the increase was the introduction of our new eServices products (eBank for internet banking, eVoice for 24-hour telephone banking, and eCorp for business banking), (d) Deposit insurance premiums decreased $63,000 or 46% because of regulatory changes, (e) Advertising increased $125,000 or 30%, resulting primarily from a bank image campaign and the marketing of our new electronic internet banking products discussed above, (f) Other expenses increased $767,000 or 28.3%. The significant increases were in legal fees of $122,000 which include the cost of the interim president for approximately five months, audit and accounting services of $31,000 because of special projects including our initial FDICIA compliance work, consulting expenses of $197,000 for various non-recurring special projects, printing expense of $61,000 because of new promotion and explanatory material related to eServices, donations of $119,000 resulting from increased community involvement including approximately $40,000 to a local school, $152,000 for expenses related to the relocation of the new President, and $69,000 for increases in other operating and reconcilement expenses.

         Total operating expenses increased $1.43 million or 11.3% to $14.16 million for the year ended June 30, 2000 compared to fiscal 1999. The increase in operating expenses over the prior fiscal year was primarily due to a $851,000 or 12.2% increase in salaries and employee benefits related to increases in salaries for existing employees, new employee salaries and benefit related costs. Other operating expenses, which increased primarily because of the general increase in the cost of doing business, are as follows: occupancy increased $66,000 or 6% because of increases in rents, utilities and maintenance; furniture and fixtures increased $105,000 or 10.9% primarily because of increased depreciation for asset purchases; data processing increased $109,000 or 14.7% because of expanded and new systems; advertising increased $87,000 or 26.4% because of new product promotions; deposit insurance premiums decreased $38,000 or 21.7% because of FDIC lower rates; and other expenses increased $254,000 or 10% of which $100,000 related to increased operating cost of PCIS.

Income Taxes

         The Company incurred income tax expense of $564,000 for the year ended June 30, 2001, compared to $1.26 million during fiscal 2000. The primary reasons for the decrease in income tax expense was a decrease in pretax income, an increase in tax free income and an increase in federal low income housing tax credits for qualified federally approved projects in fiscal 2001. The effective tax rate was 12.3% for the year ended June 30, 2001.

         The Company incurred income tax expense of $1.26 million during fiscal 2000. The primary reason for the decrease in income tax expense in fiscal 2000 compared to fiscal 1999 of $1.57 million was due to the increase in tax-free income and federal low-income housing tax credits. The effective tax rate was 21.6% for the year ended June 30, 2000.

Capital Resources

         The Company's assets totaled $544.71 million at June 30, 2001, as compared with $507.15 million as of June 30, 2000. This 7.4% increase in assets was primarily funded by an increase in deposits of $34.87 million or 9.2% from $378.48 million at June 30, 2000, to $413.35 million at June 30, 2001, and a decrease in FHLBP advances of $6.5 million from $86.78 million to $80.24 million at June 30, 2000 and 2001, respectively. The increase in deposits was used in part to pay down FHLBP advances and to fund loan originations during the period, which contributed to an increase in net loans receivable from $331.31 million at June 30, 2000, to $346.31 million at June 30, 2001. In addition, the Company's securities portfolios combined with its interest-bearing deposits increased from $153.29 million to $174.44 million at June 30, 2000 and 2001, respectively.

         Stockholders' equity increased $4.6 million to $40.10 million at June 30, 2001, from $35.50 million at June 30, 2000, as a result of net income earned of $4.00 million during fiscal 2001, and proceeds totaling $390,085 from the issuance of common stock upon the exercise of stock options. The increase in stockholders' equity also reflected the effect of a decrease in the net unrealized loss on the value of securities available for sale of $1.89 million. The net unrealized loss of $3.26 million at June 30, 2000 declined to a net unrealized loss of $1.36 million at June 30, 2001. The increases in equity were offset in part by the payment of cash dividends of $1.46 million as well as the repurchase of common stock of $218,867 and the payment of cash in lieu of fractional shares in connection with the 5% stock dividend paid during fiscal 2001.

Asset Quality

         Non-performing assets are comprised of non-performing loans and REO and totaled $1.17 million at June 30, 2001, compared to $943,000 at June 30, 2000. Non-performing assets to total assets was .22% at June 30, 2001, compared to
 .19% at June 30, 2000. Non-performing loans at June 30, 2001, consisted of thirteen residential mortgage loans in the amount of $952,000, and sixteen consumer loans totaling $220,000. The Company has no REO at June 30, 2001.

         At June 30, 2001 and 2000, the Company's classified assets, which consisted of assets classified as substandard, doubtful, loss, and REO, totaled $4.84 million and $1.59 million, respectively. Included in the assets classified substandard at June 30, 2001 and 2000, were all loans 90 days past due and loans which are less than 90 days delinquent, but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. Also included as substandard at June 30, 2001 are two loans totaling approximately $3.41 million, which are current but have been listed as substandard and are being closely monitored.

Liquidity and Capital Resources

         Management monitors liquidity daily and maintains funding sources to meet unforseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities and calls of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely FHLBP advances. In addition to its ability to obtain advances from the FHLB under several different credit programs, the Company has established a line of credit with the FHLB, in an amount not to exceed 10% of the Company's maximum borrowing capacity, which borrowing capacity was $17.19 million at the time the commitment was executed, and subject to certain conditions, including the holding of a pre-determined amount of FHLB stock as collateral. This line of credit is available for liquidity purposes. At June 30, 2001 there was no outstanding balance on this line of credit.

         Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLBP overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. During the year ended June 30, 2001, the Company used its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. As of June 30, 2001, the Company had $4.8 million in commitments to fund loan originations. The majority of these commitments are anticipated to be funded by December 31, 2001. In addition, as of June 30, 2001, the Company had undisbursed loans in process for construction loans of $20.5 million and $21.7 million in undisbursed lines of credit. In addition, the Company has issued $993 thousand in commercial letters of credit fully secured by deposit accounts or real estate. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

         For regulatory purposes, liquidity is defined as a ratio of cash and certain marketable securities that can be readily converted into cash to total deposits and short-term borrowings. At June 30, 2001, liquidity for the Bank as defined under these guidelines was 9.55%.

Impact of Inflation and Changing Prices

         The Consolidated Financial Statements and related Notes presented elsewhere herein have been prepared in accordance with generally accepted accounting principles ("GAAP") which generally require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company on a consolidated basis are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over a short period of time, interest rates may not necessarily move in the same direction or with the same magnitude as inflation.

OTHER INFORMATION

Description of Stock

         The holders of the Common Stock of the Holding Company possess exclusive voting rights in the corporation. Each holder of shares of Common Stock is entitled to one vote for each share held, in accordance with the articles of incorporation and bylaws, including voting on the election of directors. Of the 10.00 million shares of Common Stock authorized by the Holding Company, 5.88 million shares remain unissued. In addition, none of the 5.00 million shares of Preferred Stock authorized has been issued.

Dividend Policy

         The Board of Directors of the Holding Company intends to continue the policy of paying dividends when the directors deem it prudent to do so. The Board of Directors will consider payment of dividends on a quarterly basis, after giving consideration to the level of the profit for the prior quarter and other relevant aspects. On August 15, 2001, the Board of Directors of the Holding Company declared a $.10 per share cash dividend and a 5% stock dividend based on the financial results of the quarter ended June 30, 2000. The cash dividend will be calculated on shares held before the issuance of the stock dividend. During fiscal 2001, 2000, and 1999 the Holding Company paid a total of $1.46 million, $1.38 million, and $1.15 million, respectively, in cash dividends and a 5% stock dividend in each year. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by the Bank, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law. (See Notes to Consolidated Financial Statements.)

Summarized Quarterly Financial Data For Fiscal 2001 and 2000 (Unaudited) (Dollars in thousands except per share data)

                                                2001                                          2000
                              ------------------------------------------    ------------------------------------------
                               First      Second      Third      Fourth      First      Second      Third      Fourth
                              Quarter     Quarter    Quarter     Quarter    Quarter     Quarter    Quarter     Quarter
                              --------    -------    --------    -------    --------    -------    --------    -------
Interest income                $9,022     $9,307      $9,457     $9,554      $8,242     $8,385      $8,445      $8,765
Interest expense                5,503      5,784       5,544      5,377       4,371      4,680       4,763       5,161
                               ------     ------      ------     ------      ------     ------      ------      ------
Net interest income             3,519      3,523       3,903      4,167       3,871      3,705       3,682       3,604
Provision for loan losses         105        105         105        130         105        105         105         105
                               ------     ------      ------     ------      ------     ------      ------      ------

Net interest income after
   provision for loan losses    3,414      3,418       3,798      4,037       3,766      3,600       3,577       3,499
Other income                    1,562      1,234       1,379      1,755       1,258      1,276       1,319       1,683
Operating expenses              3,842      4,212       3,719      4,257       3,322      3,489       3,636       3,717
                               ------     ------      ------     ------      ------     ------      ------      ------
Income before income
   taxes                        1,134        440       1,458      1,535       1,702      1,387       1,260       1,465
Income tax expense
  (benefit)                       139       (121)        278        268         422        232         241         362
                               ------     ------      ------     ------      ------     ------      ------      ------

Net income                     $  995     $  561      $1,180     $1,267      $1,280     $1,155      $1,019      $1,103
                               ======     ======      ======     ======      ======     ======      ======      ======

Earnings per common share
(1)
   Basic                       $ 0.24     $ 0.13      $ 0.29     $ 0.31      $ 0.31     $ 0.29      $ 0.25      $ 0.27
                               ======     ======      ======     ======      ======     ======      ======      ======
   Diluted                     $ 0.24     $ 0.13      $ 0.28     $ 0.31      $ 0.31     $ 0.28      $ 0.25      $ 0.27
                               ======     ======      ======     ======      ======     ======      ======      ======

 (1) Earnings per share have been restated to reflect the effects of the 5% stock dividends paid in September 2000 and 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

         Interest rates have been declining since January of 2001 and are expected to decline further. As a result, loans, which are linked to an index such as the London Interbank Offered Rate ("Libor") or Prime, will reprice at lower interest rates and deposit products will reprice as deposits rates are adjusted. The principal source of deposits, the certificates of deposit, will adjust only when they mature and are renewed by the customers. Investment securities do not reprice, however, $114.5 million of the investment portfolio have call features, which allow the issuers to redeem the bonds prior to their maturity dates. As rates decline it is expected that loans will be refinanced and investments will be called resulting in an influx of funds, which must be reinvested at lower yields.

         The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company's earnings to the extent that the yields on interest-sensitive assets and interest-sensitive liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates between assets and liabilities as discussed in the "Asset/Liability Management" in item 7 hereof. Although interest rate sensitivity gap analysis is a useful measurement tool and contributes towards effective asset liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the impact on net interest income and on net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value ("NPV") is defined as the net present value of assets, liabilities, and off-balance sheet contracts. The chart below is the estimated effect on the Bank of immediate changes in interest rates at the specified levels at June 30, 2001 and 2000.

                                          Year Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------
          Change in Interest              Estimated Net Market Value
         Rates in Basis Points                of Portfolio Equity             NPV as % of PV of Average Assets
         ---------------------                -------------------             --------------------------------

             (Rate Shock)              Amount      $ Change     % Change        NPV Ratio            Change
             ------------              ------      --------     --------        ---------            ------
                                       (Dollars in Thousands)
                  300                   $ 15,824   $ (33,119)       -68%            3.06%              (568)
                  200                     25,674     (23,269)       -48%            4.84%              (389)
                  100                     37,954     (10,989)       -22%            6.96%              (178)
                Static                    48,943          --         --             8.70%                --
                 (100)                    57,324       8,381         27%           10.00%               126
                 (200)                    64,115      15,272         31%           10.95%               221
                 (300)                    71,206      22,263         45%           11.88%               314

                                          Year Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------------
          Change in Interest                  Estimated Net Market Value
         Rates in Basis Points                    of Portfolio Equity             NPV as % of PV of Average Assets
         ---------------------                    -------------------             --------------------------------

             (Rate Shock)                  Amount      $ Change     % Change        NPV Ratio            Change
             ------------                  ------      --------     --------        ---------            ------
                                           (Dollars in Thousands)
                  300                   $ 11,975   $ (27,443)        -70%           2.86%              (580)
                  200                     20,823     (18,595)        -47%           4.83%              (382)
                  100                     30,107      (9,331)        -24%           6.80%              (186)
                Static                    39,418          --          --            8.66%                --
                 (100)                    48,191       8,773          22%          10.31%               166
                 (200)                    56,700      17,282          44%          11.83%               318
                 (300)                    66,518      27,100          69%          13.51%               485

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING

To Our Shareholders:

The management of Chester Valley Bancorp Inc. (the "Company") is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts that are based on and are estimates of management.

There are inherent limitations in the effectiveness of any system of internal control including the possibility of human error and the circumvention or overriding the controls. Accordingly, even an effective internal control structure can only provide reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

Management assessed the Company's internal control structure over financial reporting presented in conformity with generally accepted accounting principles as of June 30, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2001, the Company maintained an effective internal control structure over financial data presented in accordance with accounting principles generally accepted in the United States of America.

Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

The Company assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Chester Valley Bancorp Inc. complied, in all material respects, with the designated laws and regulations related to safety and soundness as of June 30, 2001.



/s/ Donna M. Coughey
-------------------------------------
Donna M. Coughey
President and Chief Executive Officer


/s/ Albert S. Randa, CPA
-------------------------------------
Albert S. Randa
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Chester Valley Bancorp Inc.


We have audited the accompanying consolidated statements of financial condition of Chester Valley Bancorp Inc. and subsidiaries (The Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chester Valley Bancorp Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
-------------------------------
Philadelphia, Pennsylvania
July 20, 2001

                               CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (Dollars in Thousands)

                                                                              At June 30,
                                                                     ----------------------------
                                                                       2001                2000
                                                                     ---------          ---------
Assets
   Cash in banks                                                     $   4,214          $   4,918
   Interest-bearing deposits                                            19,698              8,164
                                                                     ---------          ---------
     Total cash and cash equivalents                                    23,912             13,082
                                                                     ---------          ---------
  Trading account securities                                                16             12,838
  Investment securities available for sale                             113,350             92,468
  Investment securities (fair value -
      June 30, 2001, $41,639
      June 30, 2000, $39,020                                            41,374             39,821
  Loans receivable, less allowance for loan
      losses of $4,264 and $3,908 at
      June 30, 2001 and 2000, respectively                             346,313            331,306
  Accrued interest receivable                                            3,553              3,456
  Property and equipment - net                                          10,340              8,768
  Other assets                                                           5,847              5,411
                                                                     ---------          ---------
     Total Assets                                                    $ 544,705          $ 507,150
                                                                     =========          =========

Liabilities and Stockholders' Equity
 Liabilities:
   Deposits                                                          $ 413,352          $ 378,478
   Securities sold under agreements to repurchase                        2,428                 --
   Advance payments by borrowers for taxes and insurance                 2,687              2,962
   Federal Home Loan Bank advances                                      80,237             86,778
   Other borrowings                                                        241                373
   Accrued interest payable                                              1,818              1,648
   Other liabilities                                                     3,844              1,409
                                                                     ---------          ---------
     Total Liabilities                                                 504,607            471,648
                                                                     ---------          ---------

 Commitments and contingencies (Note 8)
   Stockholders' Equity:
   Preferred stock - $1.00 par value;
      5,000,000 shares authorized; none issued                              --                 --
   Common stock - $1.00 par value;
      10,000,000 shares authorized;
       4,123,164 and 4,107,794 shares issued and outstanding
       at June 30, 2001 and June 30, 2000, respectively                  4,123              3,912
   Additional paid-in capital                                           24,207             20,898
   Retained earnings - partially restricted                             13,136             13,947
   Accumulated other comprehensive loss                                 (1,363)            (3,255)
   Treasury stock (282 shares at cost)                                      (5)                --
                                                                     ---------          ---------
     Total Stockholders' Equity                                         40,098             35,502
                                                                     ---------          ---------
     Total Liabilities and Stockholders' Equity                      $ 544,705          $ 507,150
                                                                     =========          =========


See accompanying notes to consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                                        Year Ended June 30,
                                                          ------------------------------------------------
                                                             2001               2000               1999
                                                          ----------         ----------         ----------
Interest Income:
  Loans                                                   $   27,116         $   24,581         $   22,772
  Mortgage-backed securities                                     933              1,042                982
  Interest-bearing deposits                                      466                153                717
  Investment securities:
      Taxable                                                  6,335              5,272              3,512
      Non-taxable                                              2,480              2,789              1,402
                                                          ----------         ----------         ----------
      Total interest income                                   37,330             33,837             29,385
                                                          ----------         ----------         ----------

Interest Expense:
   Deposits                                                   17,621             13,700             12,703
   Securities sold under agreements to repurchase                  2                 --                  8
   Short-term borrowings                                       1,717              3,317              1,000
   Long-term borrowings                                        2,878              1,958              1,971
                                                          ----------         ----------         ----------
      Total interest expense                                  22,218             18,975             15,682
                                                          ----------         ----------         ----------
Net interest income                                           15,112             14,862             13,703
Provision for loan losses                                        445                420                390
                                                          ----------         ----------         ----------
   Net interest income after provision for loan losses        14,667             14,442             13,313
                                                          ----------         ----------         ----------

Non-Interest Income:
   Investment services income                                  3,766              3,698              3,258
   Service charges and fees                                    1,723              1,652              1,471
   Gain on trading account securities, net                       264                 62                171
   Gain on sale of assets available for sale, net                 30                  8                111
   Other                                                         147                116                186
                                                          ----------         ----------         ----------
      Total non-interest income                                5,930              5,536              5,197
                                                          ----------         ----------         ----------

Operating Expenses:
   Salaries and employee benefits                              8,592              7,804              6,953
   Occupancy                                                   1,337              1,175              1,109
   Furniture and equipment                                     1,042              1,072                967
   Data processing                                               966                849                740
   Advertising                                                   542                417                330
   Deposit insurance premiums                                     74                137                175
   Other                                                       3,477              2,710              2,456
                                                          ----------         ----------         ----------
      Total operating expenses                                16,030             14,164             12,730
                                                          ----------         ----------         ----------
Income before income taxes                                     4,567              5,814              5,780
Income tax expense                                               564              1,257              1,567
                                                          ----------         ----------         ----------
      Net income                                          $    4,003         $    4,557         $    4,213
                                                          ==========         ==========         ==========
Earnings per common share(*):
   Basic                                                  $     0.97         $     1.12         $     1.04
   Diluted                                                      0.96               1.11               1.03
Weighted average number of shares outstanding(*):
   Basic                                                   4,112,424          4,086,739          4,059,082
   Diluted                                                 4,162,383          4,116,084          4,101,558


(*) Earnings per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2000, 1999 and 1998 and the three-for-two stock split effected in the form of a dividend in December 1998.

 See accompanying notes to consolidated financial statements.

                               Chester Valley Bancorp Inc. and Subsidiaries
      Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income Statement

                                                               Common     Retained     Accumulated
                                                  Additional   Stock      Earnings        Other                        Total
                                         Common    Paid-in    Acquired    Partially   Comprehensive     Treasury    Stockholders'
                                          Stock    Capital     by ESOP    Restricted   Income (Loss)      Stock       Equity
                                         ----------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Balance at June 30, 1998                 $3,552    $14,383     $(146)      $13,768       $   292          $   0        $31,849
Net income                                                                   4,213                                       4,213
Cash dividends paid ($.29 per share                                         (1,154)                                     (1,154)
Principal payments on ESOP debt                                  146                                                       146
Issuance of stock dividend                  116      2,901                  (3,017)                                         --
Cash payment for fractional shares                                             (16)                                        (16)
Stock options exercised                      11        132                                                   24            167
Common stock issued                          28        488                                                                 516
Common stock repurchased                                                                                    (24)           (24)
Change in unrealized loss on
  securities available for sale                                                           (1,844)                       (1,844)
                                         -------------------------------------------------------------------------------------
Balance at June 30, 1999                 $3,707    $17,904     $   0       $13,794       $(1,552)         $   0        $33,853
                                         =====================================================================================

Net income                                                                   4,557                                       4,557
Cash dividends paid ($.34 per share)                                        (1,383)                                     (1,383)
Issuance of stock dividend                  185      2,829                  (3,014)                                         --
Cash payment for fractional shares                                              (7)                                         (7)
Stock options exercised                       3        (51)                                                 151            103
Common stock issued                          17        216                                                  380            613
Common stock repurchased                                                                                   (531)          (531)
Change in unrealized loss on
  securities available for sale                                                           (1,703)                       (1,703)
                                         -------------------------------------------------------------------------------------
Balance at June 30, 2000                 $3,912    $20,898     $   0       $13,947       $(3,255)         $   0        $35,502
                                         =====================================================================================

Net income                                                                   4,003                                       4,003
Cash dividends paid ($.36 per share                                         (1,463)                                     (1,463)
Issuance of stock dividend                  195      3,149                  (3,344)                                         --
Cash payment for fractional shares                                              (7)                                         (7)
Stock options exercised                       9         44                                                  221            274
Common stock issued                           7        116                                                   (7)           116
Common stock repurchased                                                                                   (219)          (219)
Change in unrealized loss on
  securities available for sale                                                            1,892                         1,892
Balance at June 30,  2001                $4,123    $24,207     $   0       $13,136      $ (1,363)         $  (5)       $40,098
                                         =====================================================================================



                                                                                                 2001      2000          1999
                                                                                               --------   -------      -------
Other Comprehensive Income, Net of Tax:
   Net income                                                                                  $  4,003   $ 4,557      $ 4,213
   Net unrealized holding gains (losses) on securities available for sale during the period       1,848    (1,695)      (1,785)
   Less reclassification adjustment for losses (gains) included in net income                        44        (7)         (60)
                                                                                               --------   -------      -------
Comprehensive Income                                                                           $  5,895   $  2,855     $ 2,368
                                                                                               ========   ========     =======

                              Chester Valley Bancorp, Inc. and Subsidiaries
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                                 Twelve Months Ended June 30,
                                                                           ----------------------------------------
                                                                                2001          2000         1999
                                                                           ----------------------------------------
Net income                                                                  $  4,003         $ 4,557     $   4,213
Add (deduct) items not affecting cash flows from (used in) operating activities:
  Depreciation                                                                 1,004             917           879
  Provision for loan losses                                                      445             420           390
  Gain on trading account securities                                            (264)            (62)         (171)
  (Gain) loss on sale of securities available for sale                          (224)              3           (91)
  Loss for impairment of securities                                              291              --            --
  Increase in loans held for sale                                             (6,859)             --            --
  Proceeds from sale of loans held for sale                                    4,606             171         1,601
  Gain on sale of loans held for sale                                            (97)            (11)          (20)
  Amortization of deferred loan fees, discounts and premiums                    (936)           (628)         (754)
  Decrease (increase) in trading account securities                            6,756          (3,679)       11,302
  Increase (decrease) in accrued interest receivable                             (97)           (995)           25
  Increase in other assets                                                    (2,117)           (457)         (841)
  Increase (decrease( in other liabilities                                     2,435            (726)        1,030
  Decrease in accrued interest payable                                           170              75           604
------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                       9,116            (415)       18,167
------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
  Capital expenditures                                                        (2,576)         (1,485)       (1,985)
  Net increase in loans                                                      (12,653)        (39,990)      (17,256)
  Purchase of investment securities                                          (46,041)        (37,998)       (2,397)
  Proceeds from maturities, payments and calls of investment securities       33,596           5,971        10,187
  Purchase of securities available for sale                                  (54,467)        (44,328)     (108,847)
  Proceeds from sales and calls of securities available for sale              54,800          58,935        34,685
------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                 (27,341)        (58,895)      (85,613)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits before interest credited                           18,949           5,089        50,465
  Interest credited to deposits                                               15,925          13,875        10,857
  Increase in securities sold under agreements to repurchase                   2,428              --          (144)
  Proceeds from FHLB advances                                                 37,500         107,052        13,599
  Repayments of FHLB advances                                                (44,041)        (70,649)       (4,160)
  Net increase in other borrowings                                              (132)           (280)          (55)
  Decrease in advance payments by borrowers for taxes and insurance             (275)            (93)           93
  Cash dividends on common stock                                              (1,463)         (1,383)       (1,153)
  Repayments of principal on ESOP debt                                            --              --          (146)
  Common stock repurchased as treasury stock                                    (219)           (531)          (24)
  Payment for fractional shares                                                   (7)             (7)          (15)
  Stock options exercised                                                        274             103           167
  Reduction of common stock acquired by ESOP                                      --              --           146
  Common stock issued                                                            116             613           514
------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                      29,055          53,789        70,144
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          10,830          (5,521)        2,698


Cash and cash equivalents:
  Beginning of period                                                         13,082          18,603        15,905
                                                                           ---------        --------     ---------
  End of period                                                            $  23,912        $ 13,082     $  18,603
                                                                           =========        ========     =========
Supplemental disclosures:
  Cash payments during the year for:
  Taxes                                                                    $     805        $  1,246     $   1,553
  Interest                                                                 $  17,099        $ 18,900     $  15,077

Non-cash iterms:
  Stock dividend issued                                                    $   3,344        $  3,014     $   3,017
  Net unrealized gain (loss) on investment securities available for
     sale, net of tax                                                      $   1,892        $ (3,845)    $  (4,164)
  Transfer of investment securities from held to maturity to available
     for sale due to the adoption of FAS 133.                              $  10,807        $     --     $      --
  Transfer of investment securities from trading account to available
     for sale                                                              $   6,596        $     --     $      --

See accompanying notes to consolidated financial statements

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. Effective September 1, 2001, the Holding Company became a bank holding company as a result of the conversion of First Financial Bank ("First Financial" or the "Bank") from a Pennsylvania chartered savings association to a Pennsylvania chartered commercial bank. The Bank holding company has also been designated as a financial holding company. The business of the Holding Company and its subsidiaries (collectively the "Company") consists of the operations of First Financial and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its branch banks in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts to individuals and smaller corporate accounts. The Company is subject to the regulations of various federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries, First Financial and PCIS. The accounts of the Bank include its wholly-owned subsidiary, D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

The Company follows accounting principles and reporting practices, which are in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate owned. Management believes that the allowance for loan losses and the valuation of real estate owned are adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuations of real estate owned. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.

Recent Accounting Pronouncements

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement (as amended by SFAS No. 137 in June, 1999 and SFAS No. 138 in June 2000) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of certain foreign currency exposures. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has adopted this statement as of July 1, 2000. The impact on earnings, financial condition and equity was not material.

An additional provision of SFAS No. 133 affords the opportunity to reclassify investment securities between held-to-maturity, available-for-sale and trading at the date of adoption. Accordingly, the Company reclassified $10.81 million in investment securities from held-to-maturity to available-for-sale.

As of June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of the Statement are to be accounted for using the purchase method.

The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 141 by the Company.

As of June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets must be accounted for after they have been initially recognized in the financial statements.

The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 142. The Company chose not to early adopt the Statement, since it has no goodwill and will not be affected by the adoption of the Statement.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management considers adequate to provide for known and inherent losses based upon an evaluation of risks in the loan portfolio. Management's evaluation is based upon, among other things, delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the years ended June 30, 2001, 2000, and 1999, the recorded investment in impaired loans was not significant. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed below. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

Loans Held for Sale

The Company periodically identifies certain loans as held for sale at the time of their origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). Loans held for sale are carried at the lower of aggregate cost or fair value, with any resulting loss included in other income for the period. Realized gains or losses are included in other income for the period.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 15 to 30 years for property and 3 to 7 years for equipment. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The cost of maintenance and repairs is charged to expense as incurred and renewals and betterments are capitalized.

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

Earnings Per Share

The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividends paid in September 2000, 1999, and 1998, and the three-for-two stock split effected in the form of a dividend in December 1998.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Year Ended June 30,
                                                     -------------------------
                                                     2001      2000      1999
                                                    ------    ------    ------
Numerator:
     Net income                                     $4,003    $4,557    $4,213
                                                    ------    ------    ------

Denominator:
     Denominator for basic earnings per share-
       weighted average shares                       4,112     4,087     4,059

Effect of dilutive securities:
     Employee stock options                             50        29        42
                                                    ------    ------    ------

Denominator for diluted earnings per share-
     adjusted weighted average shares and
     assumed exercise                                4,162     4,116     4,101
                                                    ======    ======    ======

Basic earnings per share                            $ 0.97    $ 1.12    $ 1.04
                                                    ======    ======    ======
Diluted earnings per share                          $ 0.96    $ 1.11    $ 1.03
                                                    ======    ======    ======

2 - Investment Securities

Investment securities are summarized (in thousands) as follows:

                                                                         At June 30,
                           ---------------------------------------------------------------------------------------------------------
                                                 2001                                                   2000
                           --------------------------------------------------     --------------------------------------------------
                                          Gross          Gross      Estimated                     Gross        Gross       Estimated
                           Amortized    Unrealized    Unrealized      Fair        Amortized     Unrealized   Unrealized      Fair
                              Cost         Gains        Losses        Value          Cost         Gains        Losses        Value
                           ---------    ----------    ----------    ---------     ---------     ---------    ----------    ---------
Held to Maturity:
   U.S. Government agency
      notes and bonds        $ 36,681     $   297      $   (41)     $  36,937     $  25,110     $      --     $   (677)     $ 24,433
   Federal Home Loan
      Bank of Pittsburgh
      stock                     4,190          --           --          4,190         5,739            --           --         5,739
   Municipal notes and bonds       --          --           --             --         8,332            65         (189)        8,208
   Mortgage-backed securities     503           9           --            512           640             4           (5)          639
   FNMA Stock                      --          --           --             --            --             1           --             1
                             --------    --------      -------      ---------     ---------     ---------     --------      --------
Total held to  maturity     $  41,374    $    306      $   (41)     $  41,639     $  39,821     $      70     $   (871)     $ 39,020
                            =========    ========      =======      =========     =========     =========     ========      ========
Available for sale:
   U.S. Government agency
      notes and bonds       $  31,565    $    188      $   (39)     $  31,714     $  27,688     $      --     $ (1,049)     $ 26,639
   Municipal notes and
      bonds                    35,094         143         (613)        34,624        36,159            --       (2,068)       34,160
   Mortgage-backed
      securities               11,890         101         (177)        11,814        14,417            69         (637)       13,804
   Equity securities            1,453          56         (461)         1,048         1,453            24         (613)          858
   Debt securities             16,934          --       (1,300)        15,634        15,894            18       (1,096)       14,798
   Agency backed
      securities               18,496          32          (12)        18,516         2,158            --           --         2,209
                             --------    --------      -------      ---------     ---------     ---------     --------      --------
Total available for sale    $ 115,432    $    520     $ (2,602)     $ 113,350     $  97,769     $     162     $ (5,463)       92,468
                            =========    ========     ========      =========     =========     =========     ========      ========

The amortized cost and estimated fair value of investment securities at June 30, 2001, by contractual maturity, are shown below (in thousands).

                                                                               Estimated                  Weighted
                                                      Amortized                     Fair                   Average
                                                           Cost                    Value                     Yield
                                                  -------------            -------------             ------------
Held to Maturity:
   Due in one year or less                        $       5,000            $       5,081                     6.35%
   Due after one year through five years                  6,290                    6,402                     6.41%
   Due after five years through ten years                19,066                   19,105                     6.51%
   Due after ten years                                    6,828                    6,861                     6.82%
   No stated maturity                                     4,190                    4,190                     0.00%
                                                  -------------            -------------             ------------
   Total held to maturity                        $       41,374            $      41,639                     5.87%
                                                 ==============            =============             ============
Available for Sale:
   Due in one year or less                        $       6,214            $       6,225                     5.61%
   Due after one year through five years                  6,115                    6,208                     6.13%
   Due after five years through ten years                36,383                   36,495                     6.19%
   Due after ten years                                   65,267                   63,374                     6.14%
   No stated maturity                                     1,453                    1,048                     0.00%
                                                  -------------            -------------             ------------
   Total available for sale                     $       115,432           $      113,350                     6.05%
                                                 ==============            =============             ============

Expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations without prepayment penalties. The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%). Proceeds from sales and calls of investment securities available for sale during fiscal 2001, 2000, and 1999, were $54.80, $58.94 and $34.68 million, respectively. Gains of $253, $195 and $94 thousand, in fiscal 2001, 2000, and 1999, respectively, and gross losses of $320, $184, and $4 thousand, in fiscal 2001, 2000, and 1999, respectively, were realized on those sales. Accrued interest receivable on investments amounted to $1.98 and $1.90 million at June 30, 2001 and 2000, respectively. At June 30, 2001, $149.30 million of investment securities were pledged as collateral for Municipal savings deposits with the Bank, for securities sold under agreements to repurchase, and for the Bank's treasury, tax and loan account with the Federal Reserve. 3--Loans Receivable

Loans receivable (in thousands) are summarized as follows:

                                                 At June 30,
                                         --------------------------
                                            2001           2000
                                         ---------       ---------
First mortgage loans:
   Residential                           $ 151,155       $ 167,451
   Construction-residential                 18,191          18,146
   Land acquisition and development         11,492          10,960
   Commercial                               82,890          66,221
   Construction-commercial                  16,560          13,266
Commercial Business                         27,653          19,358
Consumer                                    64,756          62,433
                                         ---------       ---------
Total loans                                372,697         357,835

Less:
   Undisbursed loan proceeds:
      Construction-residential             (13,752)        (15,578)
      Construction-commercial               (6,776)         (5,330)
   Deferred loan fees                       (1,592)         (1,713)
   Allowance for loan losses                (4,264)         (3,908)
                                         ---------       ---------
Net loans                                $ 346,313       $ 331,306
                                         =========       =========

Accrued interest receivable on loans amounted to $1.58 and $1.50 million at June 30, 2001 and 2000, respectively. At June 30, 2001, 2000, and 1999, the Company serviced loans for others totaling $20.6, $23.7 and $26.7 million, respectively.

The aggregate amount of loans by the Company to its directors and executive officers was $3.95 and $3.81 million at June 30, 2001 and 2000, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers. An analysis of the activity of these loans, in millions, follows:

               Balance at July 1, 2000                     $3.81
                  New loans                                  .27
                  Repayments                                (.13)
                                                           -----
               Balance at June 30, 2001                    $3.95
                                                           =====

The total amount of non-performing loans was $1.17 million, $942 thousand and $933 thousand, at June 30, 2001, 2000 and 1999, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross interest income for fiscal 2001, 2000, and 1999 that would have been recorded for these loans was $160, $82, and $75 thousand. Interest income on these non-performing loans included in income for fiscal 2001, 2000, and 1999 amounted to $23, $24 thousand, and $26 thousand, respectively. At June 30, 2001, and throughout fiscal 2001, there were no loans for which impairment was required to be recognized.

The activity in the allowance for loan losses (in thousands) was as follows:

                                              Year Ended June 30,
                                    --------------------------------------
                                       2001          2000           1999
                                    ---------      --------      ---------
Balance, beginning of
  period                             $  3,908      $  3,651      $   3,414
Provision for loan losses                 445           420            390
Loans charged off                        (104)         (171)          (177)
Recoveries                                 15             8             24
                                    ---------      --------      ---------
Balance, end of period              $   4,264      $  3,908      $    3,651
                                    =========      ========      =========


4--PROPERTY AND EQUIPMENT

Property and equipment by major classification are summarized (in thousands) as follows:

                                                   At June 30,
                                             ---------------------
                                               2001         2000
                                              -------      -------
           Land                               $ 1,522      $ 1,281
           Buildings and  improvements          7,345        7,009
           Furniture, fixtures
             and equipment                      5,269        3,655
                                              -------      -------
           Total                               14,136       11,945
           Less accumulated depreciation        3,796        3,177
                                              -------      -------
           Net                                $10,340      $ 8,768
                                              =======      =======


5--DEPOSITS

Deposits (in thousands) consist of the following major classifications:

                                                                  At June 30,
                                   ---------------------------------------------------------------------------
                                                 2001                                    2000
                                   -----------------------------------    ------------------------------------
                                    Weighted                   Percent    Weighted                     Percent
                                     Average                     of        Average                       of
                                      Rate        Amount        Total       Rate         Amount        Total
                                    -------      --------      -------     -------      --------      -------
Non-interest-bearing                     --%       38,840          9.4%         --%       38,192         10.1%
                                    -------      --------      -------     -------      --------      -------

Interest-bearing:
  NOW checking accounts                1.20        43,467         10.5        1.57        38,652         10.2
  Money market deposit
    Accounts                           3.18        60,430         14.6        4.00        41,690         11.0
  Savings accounts                     1.70        26,414          6.4        1.71        26,636          7.0
  Certificates less
    than $100,000                      5.38       124,601         30.1        5.60       126,910         33.6
  Certificates $100,000
    and greater                        5.16       119,600         28.9        5.72       106,398         28.1
                                    -------      --------      -------     -------      --------      -------
         Total interest-bearing        4.21       374,512         90.6        4.68       340,286         89.9
                                    -------      --------      -------     -------      --------      -------

Total deposits                         3.81       413,352        100.0%       4.21       378,478        100.0%
                                    =======      ========      =======     =======      ========      =======

At June 30, 2001 and 2000, certificates of deposit include municipal deposits of $89.8 million and $82.7 million, respectively, which are collateralized with pledged investments.

While certificates of deposits frequently are renewed at maturity rather than paid out, a summary of certificates by contractual maturity (in thousands) at June 30, 2001 is as follows:

                       Years Ending June 30,
                                                        Amount

                              2002                      $182,894
                              2003                        35,505
                              2004                        16,813
                              2005                         3,200
                              2006                         2,658
                       2007 and thereafter                 3,131
                                                        --------
                                                        $244,201
                                                        ========

Interest expense on deposits (in thousands) is comprised of the following:


                                               Year Ended June 30,
                                       ---------------------------------
                                         2001        2000         1999
                                       -------      -------      -------
NOW checking accounts                  $   641      $   590      $   492
Money Market deposit accounts            2,427        1,662        1,282
Savings accounts                           495          503          570
Certificates less than $100,000          7,597        6,978        7,627
Certificates $100,000 and greater        6,461        3,967        2,732
                                       -------      -------      -------
Total                                  $17,621      $13,700      $12,703
                                       =======      =======      =======


6-ADVANCES FROM FEDERAL HOME LOAN BANK OF PITTSBURGH ("FHLBP")

Under the terms of its collateral agreement with the FHLBP, the Company maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLBP. The Company's FHLBP stock is also pledged to secure these advances. At June 30, 2001 and 2000, such advances (dollars in thousands) mature as follows:

                                Weighted                                                  Weighted
                                 Average          June 30,                                 Average           June 30,
Due by June 30,                     Rate              2001    Due by June 30,                 Rate               2000
--------------------------    -----------       -----------   ------------------        -----------    ---------------
2002                            6.08%              $ 1,832    2001                        6.47%               $37,041

2003                             5.86                7,369    2002                         6.08                 1,832

2004                             5.79                  720    2003                         5.76                10,368

2005                             5.99                1,521    2004                         5.29                13,720

2006                             6.33                  372    2005                         5.99                 1,521

Thereafter                       5.57               68,423    Thereafter                   6.32                22,296
                              -------             ---------                             -------               -------

Total advances                  5.62%             $ 80,237    Total  advances             6.16%              $ 86,778
==========================================================    =======================================================

Included in the table above at June 30, 2001 are $67.0 million of convertible advances whereby the FHLBP (Federal Home Loan Bank of Pittsburgh) has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London Inter Bank Offering Rate). The Bank has the option to prepay these advances if the FHLBP converts the interest rate. These advances are included in the year in which they mature.

The Company has available an annually renewable line of credit not to exceed 10% of the Company's maximum borrowing capacity which was $17.19 million at the time the commitment was executed. The Company, from time to time, has used the line of credit to meet liquidity needs. At June 30, 2001 and 2000, there were no balances outstanding on the line of credit.

7-INCOME TAXES

The provision (and benefit) for income taxes is summarized as follows (in thousands):

                                    Year Ended June 30,
                           -----------------------------------
                             2001         2000          1999
                           -------       -------       -------
   Current:
      Federal              $   893       $ 1,065       $ 1,389
      State                    126           203           304
   Deferred - Federal         (455)          (11)         (126)
                           -------       -------       -------
   Total                   $   564       $ 1,257       $ 1,567
                           =======       =======       =======

The provision for income taxes differs from the statutory rate due to the following (in thousands):

                                           Year Ended June 30,
                                -----------------------------------
                                  2001          2000         1999
                                -------       -------       -------
Federal income taxes at
  statutory rate                $ 1,553       $ 1,977       $ 1,965
Tax exempt interest and
  dividends, net                   (768)         (847)         (510)
State taxes, net of federal
  benefit                            83           134           201
Low income housing tax
  credits                          (311)           --            --
Other, net                            7            (7)          (89)
                                -------       -------       -------
Total                           $   564       $ 1,257       $ 1,567
                                =======       =======       =======

The deferred tax assets and liabilities at June 30, 2001 and 2000 consisted of the following (in thousands):

                                                                At June 30,
                                                            ------------------
                                                              2001       2000
                                                            ------      ------
Deferred tax assets:
  Tax credit carryforward                                   $  371      $   --
  Allowance for loan losses                                  1,450       1,329
  Deferred loan fees                                            30          36
  Uncollected interest                                          34          25
  Net unrealized loss on securities available for sale         857       2,046
  Investment in joint ventures                                   2          19
  Other                                                         22          22
                                                            ------      ------
Gross deferred tax assets                                    2,766       3,477

Deferred tax liabilities:
   Tax bad debt reserves                                        82         109
   Loan discount                                                88         102
   Depreciation                                                172         108
                                                            ------      ------
Gross deferred tax liabilities                                 342         319
                                                            ------      ------

Net deferred tax assets                                      2,424       3,158
                                                            ======      ======

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

The Small Business Job Protection Act of 1996 ("Act"), enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. The repeal of the use of this method is effective for tax years beginning after December 31, 1995. Prior to the change in law, the Bank had qualified under the provisions of the Code which permitted it to deduct from taxable income an allowance for bad debts based on 8% of taxable income.

Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at June 30, 2001, are approximately $2.88 million of which $2.64 million represents the base year amount and $241 thousand is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations.

8--COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk:
--------------------------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Commitments to originate loans amounted to $4.76 million as of June 30, 2001, of which $125 thousand was for variable-rate loans. The balance of the commitments represent fixed-rate loans with interest rates ranging 5.88% to 9.25%. At June 30, 2001, the Company had undisbursed loans in process for construction loans of $20.53 and $21.69 million in undisbursed lines of credit. In addition, at such date the Company has issued $993 thousand in commercial letters of credit fully secured by deposit accounts or real estate.

Concentration of credit risk:
-----------------------------

The Company is principally a local lender and therefore has a significant concentration of residential and commercial real estate loans as well as consumer and commercial business loans to borrowers who reside in and/or which are collateralized by real estate located primarily in Chester County, Pennsylvania. The ability of such customers to honor these obligations is dependent, in varying degrees, on the overall economic performance of this diversified area.

Other commitments:
------------------

The Bank and PCIS have entered into operating leases for several of their branch and office facilities. The minimum annual rental payments under these leases at June 30, 2001, (in thousands) are as follows:


                    Year                              Minimum Lease Payments
                ------------------                   ------------------------
                    2002                                $      522
                    2003                                       501
                    2004                                       475
                    2005                                       369
                    2006                                       277
                    2007 and after                             707


Rent expense under these leases for each of the years ended June 30, 2001, 2000, and 1999, was $498, $573, and $537 thousand, respectively.

9--AFFILIATED TRANSACTIONS

During fiscal 2001, 2000 and 1999 the Company entered into an agreement with one of the directors of the Company to perform reviews of appraisals in connection with the origination of residential mortgage loans. The Board of Directors approved the agreements and the Bank paid $2.0, $3.0, and $4.6 thousand in 2001, 2000 and 1999, respectively.

Two directors of the Company are a principal and a partner in law firms which the Company retained during fiscal years 2001, 2000, and 1999, and which the Company intends to retain during fiscal year 2002. During the year ended December 31, 2000, the amount of legal fees paid to the law firms did not exceed 5% of those firms' gross revenues for such fiscal year.

A director of the Company is an executive officer, director and principal of an investment banking firm from which the Company purchased and sold investment securities during fiscal years 2001, 2000, and 1999. The Company intends to continue the business relationship during fiscal 2002. The purchases of investment securities from the investment banking firm amounted to $90.11, $162.08, and $343.29 million, and the sales amounted to $98.69, $131.68, and $240.74 million, during fiscal years 2001, 2000, and 1999, respectively. These securities were purchased and sold at market rates and on terms no more favorable to the investment banking firm than those obtainable on an arm's-length basis. The investment banking firm receives income on these transactions as a result of a spread differential (on a net yield basis). During the year ended December 31, 2000, the amount of income earned by the investment banking firm related to the investment activity with the Company did not exceed 5% of that firm's gross revenues for such fiscal year.

A director of the Company is a director and president of a mortgage banking firm from which the Company purchased single-family residential mortgage loans during fiscal years 2001, 2000, and 1999, and the Company intends to continue the business relationship during fiscal year 2002. During fiscal 2001, 2000, and 1999, the purchases of loans from the mortgage banking firm amounted to $ 0, $1.61, and $4.73 million, respectively, with fees of $0, $24, and $50 thousand, respectively, paid to the firm. The loans were purchased at market rates and terms no more favorable to the mortgage banking firm than those obtainable on an arm's-length basis.

10--STOCKHOLDERS' EQUITY

At the time of its conversion from a state-chartered mutual association to a state-chartered capital stock association, the Bank established a liquidation account in an amount equal to $4,845 at September 30, 1986. The liquidation account is maintained for the benefit of eligible savings account holders who have maintained their savings account in the Bank after conversion. In the unlikely event of a complete liquidation, each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account, in the amount of the then current adjusted sub-account balance for savings accounts held, before any liquidation distribution may be made with respect to capital stock.

Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account does not restrict the use or application of such net worth. The Company may not declare or pay a cash dividend on, or repurchase, any of its common stock if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for the liquidation account.

In September 2000 and 1999, the Company paid 5% common stock dividends in the amounts of 274,108 and 184,907 shares, respectively, from authorized but unissued common stock with fractional shares being paid in the form of cash. In December 1998, the Company paid a three-for-two stock split effected in the form of a dividend in the amount of 1,224,980 shares, with fractional shares being paid in the form of cash.

11--REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. As a result of the Holding Company's designation as a bank holding company, it will also become subject to regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2001 and 2000 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since June 30, 2001 that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios as calculated under OTS regulations are presented in the table as follows (dollars in thousands). As a result of the Bank's conversion to a Pennsylvania-chartered commercial bank, as of September 1, 2001, it will be subject to the regulatory capital requirements of the FDIC rather than the OTS, which requirements are substantially similar. Had the Bank been subject to the FDIC's capital requirements at June 30, 2001, it would have been in compliance with such requirements.


                                                                                                           To Be Well
                                                                                                          Capitalized
                                                                                                          Under Prompt
                                                                               For Capital                 Corrective
                                                     Actual                 Adequacy Purposes           Action Provisions
                                            -------------------------     ------------------------    ----------------------

                                              Amount         Ratio         Amount         Ratio        Amount       Ratio
                                              ------         -----         ------         -----        ------       -----
As of June 30, 2001:

Total Capital
   (to Risk-Weighted Assets)                   $41,319        12.61%        $26,220         8.00%      $32,775       10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)                   $37,220        11.36%        $13,110         4.00%      $19,665        6.00%
Tier 1 Capital
   (to Average Assets)                         $37,220         6.85%        $21,725         4.00%      $27,157        5.00%

As of June 30, 2000:

Total Capital
   (to Risk-Weighted Assets)                   $38,662        12.80%        $24,104         8.00%      $30,130       10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)                   $34,894        11.58%        $12,052         4.00%      $18,078        6.00%
Tier 1 Capital
   (to Average Assets)                         $34,894         6.88%        $20,276         4.00%      $25,345        5.00%

12--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose estimated fair values for its financial instruments.

Limitations
-----------

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparts, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only, and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

The estimated fair values presented neither include nor give effect to the values associated with the Company's banking, or other businesses, existing customer relationships, extensive branch banking network, property, equipment, goodwill or certain tax implications related to the realization of unrealized gains or losses. Also, the fair values of non-interest-bearing demand deposits, savings and NOW accounts and money market deposit accounts are equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, the fair value of individual assets and liabilities may not be reflective of the fair value of a financial services organization that is a going concern.

The following methods and assumptions were used to estimate the fair value of each major classification of financial instrument at June 30, 2001 and 2000:

Cash and cash equivalents:
-------------------------

Current carrying amounts approximate estimated fair value.

Trading account securities, securities held to maturity and securities available
--------------------------------------------------------------------------------
for sale:
---------

Current quoted market prices were used to determine fair value.

Loans:
-----

Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type, and each loan category was further segmented by fixed- and adjustable-rate interest terms. The estimated fair value of the segregated portfolios was calculated by discounting cash flows through the estimated maturity and prepayment speeds while using estimated market discount rates that reflected credit and interest risk inherent in the loans. The estimate of the maturities and prepayment speeds was based on the Company's historical experience.

Deposits:
--------

The fair value of deposits with no stated maturity, such as non-interest-bearing deposits, savings, NOW and money market accounts, as well as repurchase agreements, is equal to the amount payable on demand. The fair value of certificates of deposit was estimated by discounting the contractual cash flows using current market rates offered in the Company's market area for deposits with comparable terms and maturities.

Borrowed Funds:
--------------

The fair value of borrowings was estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

Off-Balance Sheet Instruments:
------------------------------

The fair value of off-balance sheet instruments, including commitments to extend credit and stand-by letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflects the present creditworthiness of the counterparties.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in thousands):


                                                                                At June 30,
                                                    ---------------------------------------------------------------------
                                                                  2001                                2000
                                                    ---------------------------------    --------------------------------

                                                      Carrying         Estimated          Carrying          Estimated
                                                       Amount          Fair Value          Amount           Fair Value
                                                      --------         ----------         --------          ----------
Financial Assets:
Cash and cash equivalents                             $ 23,912          $ 23,912          $ 13,082          $ 13,082
Trading account securities                                  16                16            12,838            12,838
Investment securities available for sale               113,350           113,350            92,468            92,468
Investment securities                                   41,374            41,639            39,821            39,020
Loans receivable, net                                  346,313           346,670           331,306           323,104
Accrued interest receivable                              3,553             3,553             3,456             3,456
                                                      --------          --------          --------          --------
        Total financial assets                        $528,518          $529,140          $492,971          $483,968
                                                      ========          ========          ========          ========
Financial Liabilities:
Deposits and repurchase agreements                    $415,780          $417,817          $378,478          $375,892
Borrowed funds                                          80,478            77,885            87,151            86,380
Accrued interest payable                                 1,818             1,818             1,648             1,648
                                                      --------          --------          --------          --------
        Total financial liabilities                   $498,076          $497,520          $467,277          $463,920
                                                      ========          ========          ========          ========

The estimated fair value of the Company's off-balance sheet financial instruments is as follows (in thousands):

                                                       At June 30,
                                      ---------------------------------------------
                                              2001                   2000
                                      --------------------    ---------------------
                                      Notional   Estimated    Notional   Estimated
                                       Amount   Fair Value     Amount    Fair Value
                                      --------  ----------    --------   ----------
Commitments to extend credit           $ 21,690   $ 217       $ 19,550     $ 196
Standby letters of credit                   993      10            604         6

13--EMPLOYEE BENEFITS

Stock Compensation Program
--------------------------

The Company has two stock option plans (collectively, the "Plans") -- the 1993 Plan and the 1997 Plan. At June 30, 2001, an aggregate of 719 and 337,016, respectively, authorized but unissued shares of common stock of the Company, adjusted for the stock dividends and stock splits effected by the Company subsequent to the effective date of each of the Plans were reserved for issuance under the 1993 Plan and the 1997 Plan. As of June 30, 2001, there were 251,555 and 272,605 options granted under the 1993 and 1997 Plan, respectively. Under the Plans, the option price per share for options granted may not be less than the fair market value of the common stock on the date of grant. Options may be granted under the 1993 Plan and the 1997 Plan during the ten-year periods ending 2003 and 2007, respectively, and options granted under the Plans are exercisable up to ten years from the date of grant. Rights to exercise options under the Plans may be limited by imposition of vesting schedules at the time the options are granted.

The following table is a summary of option transactions since June 30, 1998. These options and option prices for the years 2001, 2000, and 1999 have been adjusted to reflect the stock dividends and a stock split affected during such periods.

                                                                        Year Ended June 30,
                                      ----------------------------------------------------------------------------------------
                                                2001                           2000                           1999
                                      --------------------------    ----------------------------    --------------------------
                                                     Weighted                         Weighted                     Weighted
                                                      Average                          Average                      Average
                                                     Exercise                         Exercise                     Exercise
                                        Shares         Price           Shares           Price         Shares         Price
                                      --------------------------    -----------------------------    -------------------------
Number of outstanding at
   beginning of fiscal year              338,394       $14.83          174,565         $14.07          92,811         $8.24

Granted                                   55,375        16.52          194,507          15.26         107,008         18.50

Exercised                               (14,405)         9.70          (12,332)          7.70         (16,329)         8.15

Forfeited                               (23,729)        16.43          (18,346)         16.95          (8,925)        17.32
                                        -------                        --------                      --------

Outstanding at end of year               355,635        15.19          338,394          14.83         174,565         14.07

Exercisable at end of year               205,192                       158,408                        99,925

Weighted-average fair value
     of options granted                    $5.51                         $4.97                         $6.12

At June 30, 2001, the range of exercise prices was $7.63 to $18.50 and the weighted average remaining contractual life of the outstanding options is 7.4 years. The Black-Scholes option-pricing model was used to determine the grant-date fair value of options. Significant assumptions used in the model included a weighted average risk free rate of return of 5.89% in 2001, 5.86% in 2000, and 5.81% in 1999; expected option life of 6 years for 2001, 2000, and 1999 options; expected stock price volatility of 33.61% for 2001, 29.91% for 2000, and 29.73% for 1999 and expected dividends of 2.59%, 2.12%, and 1.82%, for 2001, 2000, and 1999, respectively.

The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123 "Accounting for Stock-based Compensation", and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for plans and provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Company would have recognized $306, $269, and $126 thousand in 2001, 2000 and 1999, respectively, in compensation expense related to the Plans. As a result, proforma net income of the Company would have been $3.70, $4.29, and $4.09 million in 2001, 2000 and 1999, respectively, and proforma diluted earnings per share would have been $0.89 in 2001, $1.04 in 2000 and $1.00 in 1999.

The effects of proforma net income and diluted earnings per share of applying the disclosure requirements of SFAS 123 for past fiscal years may not be representative of the future proforma effects on net income and earnings per share due to the vesting provisions of the options and future awards that are available to be granted.

Employee Stock Ownership Plan (ESOP)
------------------------------------

The Bank maintains an ESOP for all employees of the Bank with at least one year of credited service. Benefits become 20% vested after three years of service, increasing to 100% after seven years. Forfeitures are reallocated among remaining participating employees. Vested benefits are generally payable upon retirement, disability or separation from service.

The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the regulations of the Internal Revenue Service and the Department of Labor.

The ESOP has been funded by contributions from the Bank, and benefits to participants are normally paid in whole shares of common stock.

The ESOP borrowed funds to acquire the initial 78,125 shares of common stock at $5.76 per share, adjusted for the subsequent stock splits affected in the form of dividends. The ESOP purchased an additional 101,544 shares of the common stock at a weighted average price of $8.69 per share, also adjusted for the subsequent stock splits affected in the form of dividends. Funds necessary to purchase such shares were borrowed from an independent third-party lender. The Company did not guarantee the debt. However, the Bank contributed sufficient funds to the ESOP to enable it to meet its debt service requirements. The outstanding loan balance was reflected as a liability and a reduction of stockholders' equity in the consolidated statements of financial condition. Shares purchased with such loan proceeds were held in a suspense account for allocation to participant's accounts as the loan was repaid. Contributions to the ESOP and shares released from the suspense account were allocated among members on the basis of compensation and years of service. A total of 13,024, 57,901 and 85,094 shares were allocated in fiscal 2001, 2000 and 1999, respectively. There were no unreleased shares in fiscal 2001.

Contributions by the Bank to the ESOP in fiscal 2001, 2000 and 1999 amounted to $110, $122 and $129 thousand, respectively, and are included in the accompanying consolidated statements of operations in salaries and employee benefits. The ESOP loans matured and were paid in April 1999. There was no interest expense in fiscal 2001 and 2000 and the Bank paid $11 thousand in interest in fiscal 1999.

Pension Plan
------------

The Bank has a noncontributory defined benefit pension plan which is fully funded through a multi-employer investment trust covering qualified salaried employees. Costs recognized for the years ended June 30, 2001, 2000, and 1999, totaled $82, $6, and $5 thousand, respectively. Information relative to the financial status of the Bank's portion of the Plan is not currently available.


14--Segment Reporting

The Company has two reportable segments: the Bank and PCIS. The Bank operates a branch bank network with eight full-service banking offices and provides deposits and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate primarily in southeastern Pennsylvania.

The Company evaluates performance based on profit or loss from operations after income taxes not including nonrecurring gains and losses. There are no material intersegment sales or transfers.

The Company's reportable segments have traditionally been two independent financial services institutions. The two segments are managed separately. All senior officers from PCIS prior to the acquisition have been retained to manage the segment.

The following table highlights income statement and balance sheet information for each of the segments at or for the years ended June 30, 2001, 2000, and 1999 (in thousands):


For the year ended June 30, 2001:
                                                              Bank                       PCIS                    Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $     15,031                  $     81               $   15,112
Other income                                                    2,338                     3,592                    5,930
Total net income                                                3,594                       409                    4,003
Total assets                                                  542,979                     1,726                  544,705
Total interest-bearing deposits                                18,328                     1,370                   19,698
Total trading securities                                           --                        16                       16


For the year ended June 30, 2000:
                                                              Bank                       PCIS                    Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $     14,774                  $     88               $   14,862
Other income                                                    2,016                     3,520                    5,536
Total net income                                                4,198                       359                    4,557
Total assets                                                  505,743                     1,407                  507,150
Total interest-bearing deposits                                 7,247                       917                    8,164
Total trading securities                                       12,708                       130                   12,838


For the year ended June 30, 1999:
                                                              Bank                       PCIS                    Total
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $     13,632                  $     71               $   13,703
Other income                                                    2,056                     3,141                    5,197
Total net income                                                3,855                       358                    4,213
Total assets                                                  448,901                     2,257                  451,158
Total interest-bearing deposits                                11,971                     1,438                   13,409
Total trading securities                                        8,815                       406                    9,221

15 - Parent Company Financial Information (in thousands)

Financial information of Chester Valley Bancorp Inc. (parent company only) follows:

Statements of Financial Condition                                                      At June 30,
                                                                     -----------------------------------------------
                                                                       2001                                   2000
                                                                     -------                                 -------
Assets
   On deposit with subsidiaries                                      $   606                                 $   633
   Securities available for sale                                       1,656                                   1,428
   Investment in subsidiaries                                         37,658                                  33,178
   Other assets                                                          178                                     263
                                                                     -------                                 -------
      Total Assets                                                   $40,098                                 $35,502
                                                                     =======                                 =======

Liabilities
   Other liabilities                                                      --                                      --
                                                                     -------                                 -------
      Total Liabilities                                                   --                                      --
Stockholders' Equity                                                  40,098                                  35,502
                                                                     -------                                 -------
      Total Liabilities and Stockholders' Equity                     $40,098                                 $35,502
                                                                     =======                                 =======


Statements of Operations                                                          Year Ended June 30.
                                                                     -----------------------------------------------
                                                                       2001                 2000               1999
                                                                     -------               -------           -------
Income
   Distributed income from subsidiaries                              $ 1,200               $   980           $ 1,797
   Interest income                                                       103                   103                98
   Equity in undistributed income of subsidiaries                      2,708                 3,490             2,329
                                                                     -------               -------           -------
Total Income                                                           4,011                 4,573             4,224
Expense
   Other expense                                                           8                    16                11
                                                                     -------               -------           -------
      Net Income                                                     $ 4,003               $ 4,557           $ 4,213
                                                                     =======               =======           =======

Statements of Cash Flows                                                         Year Ended June 30.
                                                                     -----------------------------------------------
                                                                       2001                 2000               1999
                                                                     -------               -------           -------
Operating activities:
   Net income                                                         $ 4,003               $ 4,557           $ 4,213
   Add (deduct) items not affecting cash flows from
     operating activities:
      Equity in undistributed income of subsidiaries                  (2,708)               (3,490)           (2,329)
      Increase in other assets                                             3                    (4)              (30)
      Increase (decrease) in other liabilities                            --                    --               (84)
      Reduction of common stock acquired by ESOP                          --                    --               146
                                                                     -------               -------           -------
   Net cash flows from operating activities                            1,298                 1,071             1,916
                                                                     -------               -------           -------
Investment activities:
    Purchase of securities available for sale                             --                  (259)             (908)
    Proceeds from sales and calls of securities
      available for sale                                                  --                   259               100
                                                                     -------               -------           -------
   Net cash flows used  in investment activities                          --                    --              (808)
                                                                     -------               -------           -------
Financing  activities:
   Income tax benefit on exercise of stock options                       (26)                  (16)              (43)
   Cash dividends                                                     (1,463)               (1,383)           (1,153)
   Payment for fractional shares                                          (7)                   (7)              (17)
   Common stock repurchased                                             (219)                 (531)              (24)
   Repayments of principal on ESOP debt                                   --                    --              (146)
   Proceeds from exercise of stock options                               274                   103               167
   Proceeds from issuance of common stock                                116                   613               516
                                                                     -------               -------           -------
   Net cash flows used in financing activities                        (1,325)               (1,221)             (700)
                                                                     -------               -------           -------

Net increase (decrease) in cash                                          (27)                 (150)              408
Cash and cash equivalents:
   Beginning of period                                                   633                   783               375
                                                                     -------               -------           -------
   End of period                                                     $   606               $   633           $   783
                                                                     =======               =======           =======
Non-cash items:
   Net unrealized gain (loss) on investment securities available for sale,
     net of axes                                                     $ 1,892               $ 1,703           $(1,844)
                                                                     =======               =======           =======
  Stock dividend issued                                              $ 3,344               $ 3,014           $ 3,017
                                                                     =======               =======           =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure between the Registrant and KPMG LLP.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from pages 3 to 8 of the Company's Definitive Proxy Statement for the Annual meeting of Stockholders to be held on October 24, 2001 which was filed with the SEC on September 15, 2001 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference on pages 9 to 16 of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required herein is incorporated by reference from pages 3 to 8 of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference to page 17 and 18 of the Definitive Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) The following consolidated financial statements and report of Independent Auditors of Chester Valley Bancorp Inc. and Subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

                  (a) Consolidated Statements of Financial Condition at June 30, 2001 and 2000.

                  (b) Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000, and 1999.

                  (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2001, 2000, and 1999.

                  (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999.

                  (e)      Notes to Consolidated Financial Statements.

                  (f)      Report of Independent Auditors.

        (2) Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements or Notes thereto.

(b)      Reports on Form 8-K

         None

(c)      The following exhibits are filed as a part of this Form 10-K.

                                Index to Exhibits

Number          Description of Documents
------          ------------------------
3a              Restated Articles of Incorporation**
3b              Bylaws, as amended
4               Specimen Stock Certificate*
10a             Key Employee Stock Compensation Program, as amended**
10b             Employee Stock Ownership Plan**
10c             Employment Agreement By and Between the Holding Company, the Bank and
                Donna M. Coughey
10e             Employment Agreement By and Between the Holding Company, the Bank and
                Colin N. Maropis**
10h             Employment Agreement By and Between the Holding Company, the Bank and Albert S. Randa
10j             Amendment No. 1 to the  Employment  Agreement By and Between the Holding  Company,  the Bank and Colin
                N. Maropis ***
101             1997 Stock Option Plan as amended ****
10m             1993 Stock Option Plan as amended
11              Statement re:  computation of per share earnings - reference is made to Item 8 hereof
21              Subsidiaries  of the  Registrant - Reference is made to Item,  1,  Business -  Subsidiaries,"  for the required information
23              Consent of Independent Auditors
(*)             Incorporated  herein by reference  from the Company's  Registration  Statement on Form S-4 (33-30433)
                dated August 10, 1989


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

(d)             Not Applicable

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          CHESTER VALLEY BANCORP INC.
Dated:   September 15, 2001                           By:   /s/ Donna M. Coughey
                                                            --------------------------------------------
                                                            Donna M. Coughey
                                                            Director, President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                         Title                                       Date
/s/ Robert J. Bradbury               Secretary                                    September 15, 2001
--------------------------------
Robert J. Bradbury

/s/ Edward T. Borer                  Director                                     September 15, 2001
--------------------------------
Edward T. Borer

/s/ Donna M. Coughey                 Director, President and Chief                September 15, 2001
--------------------------------     Executive Officer
Donna M. Coughey

/s/ John J. Cunningham, III          Director                                    September 15, 2001
--------------------------------
John J. Cunningham, III

/s/ Gerard F. Griesser               Director                                    September 15, 2001
--------------------------------
Gerard F. Griesser

/s/ James E. McErlane                Director and Chairman of                    September 15, 2001
--------------------------------     the Board
James E. McErlane

/s/ Richard L. Radcliff              Director                                    September 15, 2001
--------------------------------
Richard L. Radcliff

/s/ Emory S. Todd                    Director                                    September 15, 2001
--------------------------------
Emory S. Todd

/s/ William M. Wright                Director                                    September 15, 2001
--------------------------------
William M. Wright

/s/ Albert S. Randa                  Chief Financial Officer                      September 15, 2001
--------------------------------
Albert S. Randa

                      [THIS PAGE INTENTIONALLY LEFT BLANK]