Form 10-Q
period 2001-09-30
CHESTER VALLEY BANCORP INC
filed 2001-11-14
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________


                          COMMISSION FILE NO.: 0-18833

                           CHESTER VALLEY BANCORP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                      23-2598554
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


     100 E. LANCASTER AVE., DOWNINGTOWN, PA                    19335
    ----------------------------------------                ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK ($1.00 PAR VALUE)                      4,330,358
      ------------------------------           -----------------------------
          (Title of Each Class)                (Number of Shares Outstanding
                                                  as of November 1, 2001)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------
PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         September 30, 2001 and June 30, 2001 (Unaudited)                      1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended September 30, 2001 and 2000 (Unaudited)            2

         STATEMENT OF OTHER COMPREHENSIVE INCOME
         Three Months Ended September 30, 2001 and 2000 (Unaudited)            3

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three Months Ended September 30, 2001 and 2000 (Unaudited)            4

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               5-11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               12-16


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16-19


PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  20

ITEM 5.  OTHER INFORMATION                                                    20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     20

SIGNATURES                                                                    21
----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                                 SEPTEMBER 30,        June 30,
                                                                                     2001               2001
                                                                                 -------------       ---------
                                                                                           (Unaudited)

ASSETS                                                                             $  5,099          $  4,214
  Cash in banks
  Interest-bearing deposits                                                          34,331            19,698
                                                                                   --------          --------
     TOTAL CASH AND CASH EQUIVALENTS                                                 39,430            23,912
                                                                                   --------          --------
  Trading account securities                                                             21                16
  Investment securities available for sale                                           87,270           113,350
  Investment securities (fair value - September 30, 2001, $42,622
     June 30, 2001, $41,639                                                          41,989            41,374
  Loans held for sale                                                                 1,037             2,350
  Loans receivable, less allowance for loan losses of $4,399 and $4,264 at
     September 30, 2001 and June 30, 2001, respectively                             349,491           343,963
  Accrued interest receivable                                                         3,164             3,553
  Property and equipment - net                                                       10,556            10,340
  Other assets                                                                        8,285             5,847
                                                                                   --------          --------
     TOTAL ASSETS                                                                  $541,243          $544,705
                                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Deposits                                                                         $408,156          $413,352
  Securities sold under agreements to repurchase                                      7,389             2,428
  Advance payments by borrowers for taxes and insurance                                 971             2,687
  Federal Home Loan Bank advances                                                    80,233            80,237
  Other borrowings                                                                      245               241
  Accrued interest payable                                                            1,199             1,818
  Other liabilities                                                                   1,428             3,844
                                                                                   --------          --------
     TOTAL LIABILITIES                                                              499,621           504,607
                                                                                   --------          --------

 Commitments and contingencies
  Stockholders' Equity:
  Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                            --                --
  Common stock - $1.00 par value; 10,000,000 shares authorized;
     4,330,654 and 4,123,164 shares issued and outstanding
     at September 30, 2001 and June 30, 2001, respectively                            4,331             4,123
  Additional paid-in capital                                                         26,894            24,207
  Retained earnings - partially restricted                                           11,299            13,136
  Treasury stock (296 shares at cost)                                                    (5)               (5)
  Accumulated other comprehensive loss                                                 (897)           (1,363)
                                                                                   --------          --------
     TOTAL STOCKHOLDERS' EQUITY                                                      41,622            40,098
                                                                                   --------          --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $541,243          $544,705
                                                                                   ========          ========


See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                   2001                2000
                                                                                 ----------        ----------
                                                                                          (Unaudited)
INTEREST INCOME:
  Loans                                                                          $    6,808        $    6,632
  Investment securities and interest-bearing deposits                                 2,397             2,390
                                                                                 ----------        ----------
    TOTAL INTEREST INCOME                                                             9,205             9,022
                                                                                 ----------        ----------
INTEREST EXPENSE:
  Deposits                                                                            3,732             4,301
  Short-term borrowings                                                                 378               613
  Long-term borrowings                                                                  809               589
                                                                                 ----------        ----------
    TOTAL INTEREST EXPENSE                                                            4,919             5,503
                                                                                 ----------        ----------
NET INTEREST INCOME                                                                   4,286             3,519
  Provision for loan losses                                                             131               105
                                                                                 ----------        ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               4,155             3,414
                                                                                 ----------        ----------
OTHER INCOME:
  Investment services income                                                            855               935
  Service charges and fees                                                              453               421
  Gain (loss) on sale of:
    Loans                                                                                51                (2)
    Trading account securities                                                           --               182
    Available for sale securities                                                       152               (11)
  Other                                                                                  44                37
                                                                                 ----------        ----------
     Total other income                                                               1,555             1,562
                                                                                 ----------        ----------
OPERATING EXPENSES:
  Salaries and employee benefits                                                      2,200             1,980
  Occupancy and equipment                                                               578               596
  Data processing                                                                       251               230
  Advertising                                                                            17               217
  Deposit insurance premiums                                                             21                17
  Other                                                                                 701               802
                                                                                 ----------        ----------
    Total operating expenses                                                          3,768             3,842
                                                                                 ----------        ----------
Income before income taxes                                                            1,942             1,134
Income tax expense                                                                      480               139
                                                                                 ----------        ----------
    NET INCOME                                                                   $    1,462        $      995
                                                                                 ==========        ==========
EARNINGS PER SHARE (1)
  Basic                                                                          $     0.34        $     0.23
                                                                                 ==========        ==========
  Diluted                                                                        $     0.34        $     0.23
                                                                                 ==========        ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                       $     0.10        $     0.10
                                                                                 ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                                           4,329,097         4,310,987
                                                                                 ==========        ==========
  Diluted                                                                         4,351,573         4,366,735
                                                                                 ==========        ==========


(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2001 and 2000.

See accompanying notes to unaudited consolidated financial statements.


                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                                     THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                    2001              2000
                                                                                 ----------        ----------
                                                                                         (Unaudited)
Net income                                                                         $1,462            $  995

Other comprehensive income, net of tax:
  Net unrealized holding gains on securities available for sale
     during the period                                                                500               720
  Reclassification adjustment for (gains) losses
     included in net income                                                           (34)                8
                                                                                   ------            ------
COMPREHENSIVE INCOME                                                               $1,928            $1,723
                                                                                   ======            ======



See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                        2001             2000
--------------------------------------------------------------------------------------------------   --------------
                                                                                              (Unaudited)

Net income                                                                           $  1,462         $    995
Add (deduct) items not affecting cash flows from (used in) operating activities:
  Depreciation                                                                            257              251
  Provision for loan losses                                                               131              105
  Gain on trading account securities                                                       --             (182)
  (Gain) loss on sale of securities available for sale                                   (152)              11
  Originations of loans held for sale                                                  (1,067)              --
  Proceeds from sale of loans held for sale                                             2,431               --
  Gain on sale of loans held for sale                                                     (51)              --
  Amortization of deferred loan fees, discounts and premiums                             (258)            (223)
  Increase in trading account securities                                                   (5)           6,312
  Decrease in accrued interest receivable                                                 389               80
  Increase in other assets                                                             (2,733)            (149)
  Decrease in other liabilities                                                        (2,416)            (262)
  Decrease in accrued interest payable                                                   (619)             (29)
--------------------------------------------------------------------------------------------------------------
Net cash flows (used in) provided by operating activities                              (2,631)           6,909
--------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
  Capital expenditures                                                                   (473)            (400)
  Net increase in loans                                                                (5,520)          (2,579)
  Purchase of investment securities                                                   (15,410)          (2,011)
  Proceeds from maturities, payments and calls of investment securities                14,830               59
  Purchase of securities available for sale                                           (20,680)              --
  Proceeds from sales and calls of securities available for sale                       47,757            1,675
--------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) investment activities                             20,504           (3,256)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits before interest credited                                    (8,842)          12,005
  Interest credited to deposits                                                         3,646            3,990
  Increase in securities sold under agreements to repurchase                            4,961               --
  Proceeds from FHLB advances                                                              --           17,500
  Repayments of FHLB advances                                                              (4)         (33,006)
  Net increase in other borrowings                                                          4               98
  Decrease in advance payments by borrowers for taxes and insurance                    (1,716)          (1,892)
  Cash dividends on common stock                                                         (411)            (352)
  Common stock repurchased as treasury stock                                               --             (220)
  Payment for fractional shares                                                            (5)              (7)
  Stock options exercised                                                                  12              146
--------------------------------------------------------------------------------------------------------------
Net cash flows used in financing activities                                            (2,355)          (1,738)
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                              15,518            1,915

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                  23,912           13,082
                                                                                     -------------------------
  End of period                                                                      $ 39,430         $ 14,997
                                                                                     =========================
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                              $    115         $     77
  Interest                                                                           $  5,538         $  5,532

NON-CASH ITEMS:
  Stock dividend issued                                                              $  2,882         $  3,344
  Net unrealized gain on investment securities available for sale, net of tax        $    466         $    728
  Transfer of investment securities from held to maturity to available for sale
    due to the adoption of FAS 133.                                                  $     --         $  5,319


See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a Pennsylvania-chartered savings association, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank under the same corporate title. As a consequence of such charter conversion, the Holding Company became a bank holding company that has also been designated as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company. The Bank provides a wide range of banking services to individual and corporate customers through its eight full-service branch offices in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services, funding these activities primarily with retail and business deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission ("SEC"). PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

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

The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. However, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the three-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2001 and 2000.

The following table sets forth the computation of basic and diluted earnings per share:



                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                               --------------------------------
                                                    2001               2000
                                               ------------       -------------
                                                      (Dollars in Thousands,
                                                    Except Per Share Amounts)
Numerator:
   Net income                                   $    1,462         $      995
                                                ==========         ==========
Denominator:
   Denominator for basic per share-
   weighted average shares                       4,329,097          4,310,987

Effect of dilutive securities:
   Stock options                                    22,476             55,748
                                                ----------         ----------
Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                      4,351,573          4,366,735
                                                ==========         ==========
Basic earnings per share                        $      .34         $      .23
                                                ==========         ==========
Diluted earnings per share                      $      .34         $      .23
                                                ==========         ==========


The number of antidilutive stock options included was 367,898 and 0 for the three month periods ended September 30, 2001 and 2000, respectively.

NOTE 2 - LOANS RECEIVABLE

Loans receivable, including loans held for sale, are summarized as follows:

                                              SEPTEMBER 30,          June 30,
                                                  2001                2001
                                              -------------          --------
                                                   (Dollars in Thousands)
First mortgage loans:
   Residential                                  $148,670           $151,155
   Construction-residential                       19,813             18,191
   Land acquisition and development               13,793             11,492
   Commercial                                     91,309             82,890
   Construction-commercial                        11,929             16,560
Commercial business                               30,484             27,653
Consumer                                          65,256             64,756
                                                --------           --------
TOTAL LOANS                                      381,254            372,697
                                                --------           --------

Less:
   Undisbursed loan proceeds:
      Construction-residential                   (19,792)           (13,752)
      Construction-commercial                     (4,893)            (6,776)
   Deferred loan fees - net                       (1,642)            (1,592)
   Allowance for loan losses                      (4,399)            (4,264)
                                                --------           --------
NET LOANS                                       $350,528           $346,313
                                                ========           ========

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due under the contractual terms of the loan agreement. At and during the three month period ended September 30, 2001, the recorded investment in impaired loans was not material.

NOTE 3 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $4.45 million as of September 30, 2001, of which $1.39 million was for variable-rate loans. The balance of the commitments represents $3.06 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 6.00% and 9.25%. At September 30, 2001, the Company had $24.69 million of undisbursed construction loan funds as well as $26.06 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At September 30, 2001 and June 30, 2001 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since September 30, 2001 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                             To Be Well
                                                                                             Capitalized
                                                                  Required                  Under Prompt
                                                                 For Capital                 Corrective
                                       Actual                  Adequacy Purposes          Action Provisions
                             -------------------------     ------------------------     ----------------------
                                Amount         Ratio         Amount         Ratio        Amount         Ratio
                                ------         -----         ------         -----        ------         -----
AS OF SEPTEMBER 30, 2001:

Total Capital
(to Risk-Weighted Assets)       $42,928        12.31%        $27,894         8.00%       $34,868        10.00%

Tier 1 Capital
(to Risk-Weighted Assets)       $38,569        11.06%        $13,947         4.00%       $20,921         6.00%

Tier 1 Capital
(to Adjusted Total Assets)      $38,569         7.55%        $20,442         4.00%       $25,552         5.00%

AS  OF JUNE 30, 2001:

Total Capital
(to Risk-Weighted Assets)       $41,319        12.61%        $26,220         8.00%       $32,775        10.00%

Tier 1 Capital
(to Risk-Weighted Assets)       $37,220        11.36%        $13,110         4.00%       $19,665         6.00%

Tier 1 Capital
(to Adjusted Total Assets)      $37,220         6.85%        $21,725         4.00%       $27,157         5.00%


NOTE 5 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and PCIS. First Financial operates a branch bank network with eight full-service banking offices and provides deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters. PCIS operates a full-service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

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

The following table highlights income statement and balance sheet information for each of the segments at or for September 30, 2001 and 2000:



                                             AT AND DURING THE THREE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------   ----------------------------------------
                                             2001                                       2000
                            ----------------------------------------   ----------------------------------------
                               BANK          PCIS          TOTAL          Bank           PCIS         Total
                            -----------------------------------------------------------------------------------
                                                          (Dollars in Thousands)

Net interest income           $  4,268       $   18        $  4,286       $  3,496       $   23       $  3,519
Other income                       721          834           1,555            695          867          1,562
Total net income                 1,374           88           1,462            899           96            995
Total assets                   539,701        1,542         541,243        505,074        1,770        506,844
Total interest-
  bearing deposits              33,142        1,189          34,331          8,359        1,165          9,524
Total trading securities            --           21              21          6,546          228          6,774


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 6, 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB"') No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance fox loan and lease losses, as required by SEC Financial Reporting Release No. 28. The guidance in SAB No. 102 focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loans and lease losses.

Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Office of Thrift Supervision represented by the Federal Financial Institutions Examination Council) issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (the "Policy Statement"). SAB No. 102 and the Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

The guidance contained in SAB No. 102 does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Report, the Company has included certain "forward looking statements" concerning the future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Report. The Company may have expressed or implied "forward looking statements" to describe the future plans and strategies and future financial results. Management's ability to predict the results or the effect of future plans and strategy is inherently uncertain. Factors that could affect results include interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the SEC. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements.

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets decreased $3.46 million to $541.24 million at September 30, 2001, from $544.71 million at June 30, 2001, principally due to decreases in investment securities available for sale of $26.08 million and loans held for sale of $1.31 million. These decreases were partially offset by a $15.52 million increase in cash and equivalents and an increase in loans of $5.53 million. Total liabilities decreased $4.99 million, which reflected the effect of a $4.96 million increase in securities sold under agreements to repurchase, which was partially offset by decreases of $5.20 million in deposits, a decrease of $2.42 million in other liabilities and a decrease of $1.72 million in advance payments by borrowers for taxes and insurance.

Stockholders' equity increased $1.52 million to $41.62 million at September 30, 2001 from $40.10 million at June 30, 2001, primarily as a result of a decrease in net unrealized losses on securities available for sale of net of taxes $466,000, net income for the period of $1.46 million and the exercise of stock options of $12,256. These increases were offset in part by the payment of a $0.10 cash dividend of $411,000, the payment of fractional shares of $4,747 related to cash-in-lieu payments as part of the Company's most recent stock dividend.

                              RESULTS OF OPERATIONS
                              ---------------------

INTEREST INCOME AND INTEREST SPREAD ANALYSIS
--------------------------------------------

The following table sets forth, for the periods indicated, information on a tax equivalent basis regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) interest rate spread; and
(5) net interest-earning assets and their net yield. Average balances are determined on a daily basis.



                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------
                                                            2001                                 2000
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                                AVERAGE                YIELD/        Average                Yield/
                                                BALANCE    INTEREST     RATE         Balance    Interest     Rate
                                               ---------  ----------  --------      ---------  ----------  -------
ASSETS:
    Loans and loans held for sale (1)          $ 350,338   $ 6,838      7.81%       $ 330,632   $ 6,656     8.05%
    Securities and
      Other investments (1)                      172,404     2,582      5.99%         146,655     2,649     7.23%
                                               -----------------------------------------------------------------
    Total interest-earning assets                522,742     9,420      7.21%         477,287     9,305     7.80%
                                                           -------                              -------
    Non-interest earning assets                   25,182                               33,322
                                               ---------                            ---------
    TOTAL ASSETS                               $ 547,924                            $ 510,609
                                               =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $ 413,359     3,732      3.58%       $ 373,154     4,301     4.57%
  FHLB advances and other borrowings (2)          80,476     1,187      5.85%          76,875     1,202     6.20%
                                               -----------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES               493,835     4,919      3.95%         450,029     5,503     4.85%
                                               -----------------------------------------------------------------
  Non-interest-bearing liabilities                12,971                               22,474
  Stockholders' equity                            41,118                               38,106
                                               ---------                            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 547,924                            $ 510,609
                                               =========                            =========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $ 4,501      3.26%                   $ 3,802     2.95%
                                                           =================                    ================

NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                  $  28,907                3.42%       $  27,258               3.17%
                                               =========                ====        =========               ====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                           106%                                106%
                                                                        ====                                ====


(1) Yield calculated using 30/360 day basis.
(2) Yield calculated based on actual number of days.

Net interest income, on a fully tax equivalent basis, increased 18.4% to $4.50 million for the three-month period ended September 30, 2001, compared to $3.80 million for the same period in 2000. Total interest income, on a fully tax equivalent basis, increased to $9.42 million for the three-month period ended September 30, 2001, from $9.31 million for the same period in 2000, primarily as a result of the effect of an increase in the average balance of interest-earning assets which was offset in part because of a decrease in interest rates from 7.80% to 7.21% or 59 basis-points.

The average balance of interest-earning assets increased to $522.74 million for the three-month period ended September 30, 2001, from $477.29 million for the same period in 2000. The increase was primarily due to a $19.71 million increase in the average balance of loans and an increase of $25.75 million in the average balance of securities and other investments when comparing to the same period in 2000.

Total interest expense decreased 10.6% to $4.92 million for the three-month period ended September 30, 2001, compared to $5.50 million for same period in 2000. This was primarily due to a 90 basis point decrease in the average rate paid on such liabilities from 4.85% in the 2000 period to 3.95% for the same period in 2001, even though interest bearing liabilities increased $43.81 million for the three months ended September 30, 2001 compared to the same quarter in 2000.

The tax equivalent interest rate spread increased to 3.26% from 2.95%, and the average tax equivalent net yield on interest-earning assets increased to 3.42% from 3.17% for the three-month periods ended September 30, 2001 and 2000, respectively, due to the reasons discussed above.

PROVISION FOR LOAN LOSSES

The Company provided $131,000 for loan losses during the three-month period ended September 30, 2001, which is $26,000 or 24.8% higher when compared to the same period in 2000. This provision was added to the Company's allowance for loan losses due to current economic conditions and management's assessment of the known and inherent risk of loss existing in the loan portfolio. At September 30, 2001, the allowance for loan losses totaled $4.40 million or 1.26% of net loans (before allowance), compared to $4.26 million or 1.24% of net loans at June 30, 2001. As a percentage of non-performing assets, the allowance for loan losses was 323% at September 30, 2001 compared to 364% at June 30, 2001, and further compared to 499% at September 30, 2000.

OTHER INCOME

Total other income decreased $7,000 to $1.555 million during the three-month period ended September 30, 2000 as compared to $1.562 million during the same period in 2000. Investment services income decreased 8.56% during the three-month period ended September 30, 2001, compared to the same period in 2000 due to a decrease in commission income resulting from a depressed market.

OPERATING EXPENSES

Total operating expenses decreased $74,000 to $3.77 million for the three-month period ended September 30, 2001 as compared to the same period in 2000. The decrease in operating expenses for the three-month period in fiscal 2001 was due to a decrease of $200,000 in advertising expenses and a decrease of other non-operating expenses primarily made up of a decline of $96,000 in consulting expenses. The decrease in operating expenses was partially offset by an increase in compensation and benefits of $220,000.

INCOME TAX EXPENSE

Income tax expense was $480,000 for the three-month period ended September 30, 2001, compared to $139,000 for the same period in 2000. The increase in income tax expense for the three-month period ended September 30, 2001 was due to an increase in taxable income and a decrease in tax free income as compared to the same period in 2000.
                                       14

                                  ASSET QUALITY

Non-performing assets are comprised of non-accrual loans and real estate owned ("REO") and totaled $1.37 million and $1.17 million at September 30, 2001 and June 30, 2001 respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At September 30, 2001, the Company did not have any loans greater than 90 days delinquent, which were accruing interest. Non-performing assets to total assets and non-performing loans to total assets were .25% at September 30, 2001 compared to .22% at June 30, 2001, and .16% at September 30, 2000. Non-performing assets, which totaled $1.37 million at September 30, 2001 consisted of 14 single-family residential mortgage loans aggregating $1.08 million and non-performing consumer and commercial business loans totaling $283,000.

At September 30, 2001 the Company's classified assets, which consisted of assets classified as substandard, doubtful or loss, as well as REO, totaled $10.10 million compared to $4.84 million at June 30, 2001, and further compared to $1.49 million at September 30, 2000. Included in assets classified substandard at September 30, 2001 and 2000, and at June 30, 2001, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included as substandard at September 30, 2001 are two loans totaling approximately $3.41 million, which are current but have been listed as substandard and are being closely monitored.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At September 30, 2001, the Company had $4.45 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $24.69 million and $26.06 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 15, 2001, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid on September 14, 2001, to stockholders of record as of September 1, 2001. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At September 30, 2001, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2001.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At September 30, 2001, the Company serviced $13.86 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at September 30, 2001.


            INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2001
                             (Dollars in thousands)

                                                                             MORE THAN            MORE THAN          MORE THAN
                                                                          THREE MONTHS           SIX MONTHS           ONE YEAR
                                                       THREE MONTHS            THROUGH              THROUGH            THROUGH
                                                            OR LESS         SIX MONTHS             ONE YEAR        THREE YEARS
                                                       -----------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                                    $ 31,256           $ 17,362             $ 43,200           $ 92,921
        Commercial                                           19,706              1,489                3,065              4,553
        Consumer                                             11,447              2,380                4,830             16,758
   Securities and interest-bearing deposits                  81,656              7,750               11,942             16,281
                                                           -------------------------------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                           $144,065           $ 28,981             $ 63,037           $130,513
                                                           -------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                        $    501           $    501             $    998           $     --
   NOW accounts                                                 450                450                  900                 --
   Money market accounts                                     68,019                 --                   --                 --
   Certificate accounts                                     109,642             46,553               32,606             29,511
   Borrowings                                                 9,218                 14                   30              8,177
                                                           -------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                      $187,830           $ 47,518             $ 34,534           $ 37,688
                                                           -------------------------------------------------------------------
Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities                  $(43,765)          $(62,302)            $(33,799)          $ 59,026
                                                           ========           ========             ========           ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities               76.7%              73.5%                87.5%             119.2%
                                                           ========           ========             ========           ========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                                (8.1%)            (11.6%)               (6.3%)             11.0%
                                                           ========           ========             ========           ========




                                                     MORE THAN
                                                    THREE YEARS
                                                        THROUGH         MORE THAN
                                                     FIVE YEARS        FIVE YEARS             TOTAL
                                                    -----------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                                $ 35,718          $ 40,371          $260,828
        Commercial                                        1,480               191            30,484
        Consumer                                         11,656            18,185            65,256
   Securities and interest-bearing deposits              12,551            30,479           160,659
                                                       --------------------------------------------
   TOTAL INTEREST-EARNING ASSETS                       $ 61,405          $ 89,226          $517,227
                                                       --------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                    $     --          $ 23,439          $ 25,439
   NOW accounts                                              --            44,941            46,741
   Money market accounts                                     --                --            68,019
   Certificate accounts                                   6,066             3,894           228,272
   Borrowings                                             1,992            68,191            87,622
                                                       --------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                  $  8,058          $140,465          $456,093
                                                       --------------------------------------------
Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities              $112,373          $ 61,134          $ 61,134
                                                       ========          ========          ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities          135.6%            113.4%            113.4%
                                                       ========          ========          ========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                            20.9%             11.4%             11.4%
                                                       ========          ========          ========


(1) Net of undisbursed loan proceeds.
(2) Includes commercial mortgage loans.

Certain shortcomings are inherent in the method of analysis presented in the table above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Part II. Other Information

     Item 1. Legal Proceedings
             None

     Item 2. Changes in Securities and Use of Proceeds
             None

     Item 3. Defaults Upon Senior Securities
             Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders

                    The Company's annual meeting of stockholders was held on October 24, 2001. The following matters were presented for stockholder action at such meeting:

                    (1) To elect three directors for a term of three years or until their successors have been elected and qualified:



                                         Name                                   Votes For        Votes Withheld
                                         ------------------------------         ---------        --------------
                                         Donna M. Coughey                       3,404,420            319,560
                                         John J. Cunningham, III                3,443,718            280,262
                                         William M. Wright                      3,433,188            290,792



                    (2) To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2002:


                                         Votes For       Votes Against         Votes Abstained
                                         ---------       -------------         ---------------
                                         3,709,012           5,676                   9,291



     Item 5. Other Information
             None

     Item 6. Exhibits and Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Chester Valley Bancorp Inc.


Date          11/14/01                    /s/ Donna M. Coughey
    --------------------------------      -------------------------------------
                                          Donna M. Coughey
                                          President and Chief Executive Officer


Date          11/14/01                    /s/ Albert S. Randa
    --------------------------------      -------------------------------------
                                          Albert S. Randa, CPA
                                          CFO and Treasurer