Form 10-Q
period 2001-12-31
CHESTER VALLEY BANCORP INC
filed 2002-02-13
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                     Or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from __________ to __________


                          COMMISSION FILE NO.: 0-18833


                           CHESTER VALLEY BANCORP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 PENNSYLVANIA                           23-2598554
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


        100 E. LANCASTER AVE., DOWNINGTOWN, PA            19335
       ----------------------------------------         ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK ($1.00 PAR VALUE)                      4,331,566
     ------------------------------            -----------------------------
          (Title of Each Class)                (Number of Shares Outstanding
                                                   as of February 1, 2002)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                           PAGE
PART 1.  FINANCIAL INFORMATION                                            NUMBER
------------------------------                                            ------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         December 31, 2001 and June 30, 2001 (Unaudited)                       1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended December 31, 2001 and 2000 (Unaudited)             2

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Six Months Ended December 31, 2001 and 2000 (Unaudited)               3

         STATEMENT OF OTHER COMPREHENSIVE INCOME
         Three and Six Months Ended December 31, 2001 and 2000 (Unaudited)     4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Six Months Ended December 31, 2001 and 2000 (Unaudited)               5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               6-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               12-20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        20-23


PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    24

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  24

ITEM 5.  OTHER INFORMATION                                                    24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     24


SIGNATURES                                                                    25
----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                                DECEMBER 31,        June 30,
                                                                                    2001             2001
                                                                                ------------      ------------
                                                                                          (UNAUDITED)

ASSETS                                                                           $     4,371       $    4,214
   Cash in banks
   Interest-bearing deposits                                                          12,379           19,698
                                                                                ------------      -----------
      TOTAL CASH AND CASH EQUIVALENTS                                                 16,750           23,912
                                                                                ------------      -----------
   Trading account securities                                                             45               16
   Investment securities available for sale                                           97,275          113,350
   Investment securities (fair value - December 31, 2001, $34,498
      June 30, 2001, $41,639                                                          34,364           41,374
   Loans held for sale                                                                 1,299            2,350
   Loans receivable, less allowance for loan losses of $4,507 and $4,264 at
      December 31, 2001 and June 30, 2001, respectively                              361,931          343,963
   Accrued interest receivable                                                         2,542            3,553
   Property and equipment - net                                                       11,902           10,340
   Other assets                                                                        6,588            5,847
                                                                                ------------      -----------
      TOTAL ASSETS                                                               $   532,696       $  544,705
                                                                                ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits                                                                      $   376,406       $  413,352
   Securities sold under agreements to repurchase                                     13,502            2,428
   Advance payments by borrowers for taxes and insurance                               1,775            2,687
   Federal Home Loan Bank advances                                                    96,339           80,237
   Other borrowings                                                                      269              241
   Accrued interest payable                                                            1,185            1,818
   Other liabilities                                                                   1,412            3,844
                                                                                ------------      -----------
      TOTAL LIABILITIES                                                              490,888          504,607
                                                                                ------------      -----------

 Commitments and contingencies
   Stockholders' Equity:
   Preferred stock - $1.00 par value;
      5,000,000 shares authorized; none issued                                            --               --
   Common stock - $1.00 par value; 10,000,000 shares authorized;
      4,331,566 and 4,123,164 shares issued and outstanding
      at December 31, 2001 and June 30, 2001, respectively                             4,332            4,123
   Additional paid-in capital                                                         26,907           24,207
   Retained earnings - partially restricted                                           12,343           13,136
   Treasury stock (296 shares at cost)                                                    (5)              (5)
   Accumulated other comprehensive loss                                               (1,769)          (1,363)
                                                                                ------------      -----------
      TOTAL STOCKHOLDERS' EQUITY                                                      41,808           40,098
                                                                                ------------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   532,696       $  544,705
                                                                                ============      ===========

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                ------------       ----------
                                                                                            (Unaudited)
INTEREST INCOME:
   Loans                                                                         $     6,749       $    6,802
   Investment securities and interest-bearing deposits                                 1,899            2,505
                                                                                ------------      -----------
      TOTAL INTEREST INCOME                                                            8,648            9,307
                                                                                ------------      -----------

INTEREST EXPENSE:
   Deposits                                                                            2,883            4,594
   Short-term borrowings                                                                 383              375
   Long-term borrowings                                                                  864              815
                                                                                 ------------      -----------
      TOTAL INTEREST EXPENSE                                                           4,130            5,784
                                                                                ------------      -----------
NET INTEREST INCOME                                                                    4,518            3,523
   Provision for loan losses                                                             147              105
                                                                                ------------      -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              4,371            3,418
                                                                                ------------      -----------

OTHER INCOME:
   Investment services income                                                          1,000              999
   Service charges and fees                                                              510              435
   Gain (loss) on sale of:
      Loans                                                                               45                5
      Trading account securities                                                          --               57
      Available for sale securities                                                      121             (296)
   Other                                                                                  42               34
                                                                                ------------      -----------
      TOTAL OTHER INCOME                                                               1,718            1,234
                                                                                ------------      -----------

OPERATING EXPENSES:
   Salaries and employee benefits                                                      2,330            2,152
   Occupancy and equipment                                                               519              617
   Data processing                                                                       275              242
   Advertising                                                                            35              184
   Deposit insurance premiums                                                             18               18
   Other                                                                                 939              999
                                                                                ------------      -----------
      TOTAL OPERATING EXPENSES                                                         4,116            4,212
                                                                                ------------      -----------
Income before income taxes                                                             1,973              440
Income tax expense (benefit)                                                            496              (121)
                                                                                ------------      -----------
      NET INCOME                                                                 $     1,477       $      561
                                                                                ============      ===========

EARNINGS PER SHARE (1)
   Basic                                                                         $      0.34       $     0.13
                                                                                ============      ===========
   Diluted                                                                       $      0.34       $     0.13
                                                                                ============      ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                       $      0.10       $     0.09
                                                                                ============      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
   Basic                                                                           4,330,718        4,310,736
                                                                                ============      ===========
   Diluted                                                                         4,354,575        4,377,994
                                                                                ============      ===========

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

     See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                                       SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                ------------       ----------
                                                                                            (Unaudited)
INTEREST INCOME:
   Loans                                                                          $   13,557       $   13,434
   Investment securities and interest-bearing deposits                                 4,296            4,895
                                                                                ------------      -----------
      TOTAL INTEREST INCOME                                                           17,853           18,329
                                                                                ------------      -----------
INTEREST EXPENSE:
   Deposits                                                                            6,615            8,895
   Short-term borrowings                                                                 761              988
   Long-term borrowings                                                                1,673            1,404
                                                                                ------------      -----------
      TOTAL INTEREST EXPENSE                                                           9,049           11,287
                                                                                ------------      -----------
NET INTEREST INCOME                                                                    8,804            7,042
   Provision for loan losses                                                             278              210
                                                                                ------------      -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              8,526            6,832
                                                                                ------------      -----------
OTHER INCOME:
   Investment services income                                                          1,855            1,934
   Service charges and fees                                                              963              856
   Gain (loss) on sale of:
      Loans                                                                               96                3
      Trading account securities                                                          --              239
      Available for sale securities                                                      273             (307)
   Other                                                                                  86               71
                                                                                ------------      -----------
      TOTAL OTHER INCOME                                                               3,273            2,796
                                                                                ------------      -----------
OPERATING EXPENSES:
   Salaries and employee benefits                                                      4,530            4,132
   Occupancy and equipment                                                             1,097            1,213
   Data processing                                                                       526              472
   Advertising                                                                            52              401
   Deposit insurance premiums                                                             39               35
   Other                                                                               1,640            1,801
                                                                                ------------      -----------
      TOTAL OPERATING EXPENSES                                                         7,884            8,054
                                                                                ------------      -----------
Income before income taxes                                                             3,915            1,574
Income tax expense                                                                      976                18
                                                                                ------------      -----------
   NET INCOME                                                                    $     2,939       $    1,556
                                                                                ============      ===========
EARNINGS PER SHARE (1)
   Basic                                                                         $      0.68       $     0.36
                                                                                ============      ===========
   Diluted                                                                       $      0.68       $     0.36
                                                                                ============      ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                       $      0.20       $     0.18
                                                                                ============      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
   Basic                                                                           4,329,908        4,310,862
                                                                                ============      ===========
   Diluted                                                                         4,353,074        4,372,365
                                                                                ============      ===========

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


                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                                     THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                ------------       ----------
                                                                                          (Unaudited)

NET INCOME                                                                       $     1,477       $      561

Other comprehensive income, net of tax:
   Net unrealized holding (losses) gains on securities available for sale
      during the period                                                                 (793)           1,119
   Reclassification adjustment for (gains) losses
      included in net income                                                             (79)               6
                                                                                ------------       ----------
COMPREHENSIVE INCOME                                                             $       605       $    1,686
                                                                                ============       ==========




                                                                                      SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                ------------       ----------
                                                                                          (Unaudited)

NET INCOME                                                                       $     2,939       $    1,556

Other comprehensive income, net of tax:
   Net unrealized holding (losses) gains on securities available for sale
      during the period                                                                 (226)           2,002
   Net unrealized loss from the transfer of securities from held to
      maturity to available for sale                                                      --             (163)
Reclassification adjustment for (gains) losses
      included in net income                                                            (180)              14
                                                                                ------------       ----------
COMPREHENSIVE INCOME                                                             $     2,533       $    3,409
                                                                                ============       ==========



See accompanying notes to unaudited consolidated financial statements.



                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                             SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                           2001             2000
--------------------------------------------------------------------------------------------------       -----------
                                                                                                (Unaudited)
Net income                                                                              $    2,939       $    1,556
Add (deduct) items not affecting cash flows provided by operating activities:
   Depreciation                                                                                464              495
   Provision for loan losses                                                                   278              210
   Gain on trading account securities                                                           --             (239)
   (Gain) loss on sale of securities available for sale                                       (273)              16
   Loss for impairment of securities                                                            --              291
   Originations of loans held for sale                                                      (7,192)              --
   Proceeds from sale of loans held for sale                                                 8,339              568
   Gain on sale of loans held for sale                                                         (96)              (3)
   Amortization of deferred loan fees, discounts and premiums                                 (343)            (457)
   (Increase) decrease in trading account securities                                           (29)           6,112
   Decrease (increase) in accrued interest receivable                                        1,011              (34)
   Increase in other assets                                                                   (486)          (2,627)
   Decrease in other liabilities                                                            (2,432)            (356)
  (Decrease) increase in accrued interest payable                                             (633)             132
- -------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                              1,547            5,664
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
   Capital expenditures                                                                     (2,026)              20
   Net increase in loans                                                                   (17,990)          (9,258)
   Purchase of investment securities                                                       (20,984)          (9,555)
   Proceeds from maturities, payments and calls of investment securities                    28,168              220
   Purchase of securities available for sale                                               (44,943)          (2,040)
   Proceeds from sales and calls of securities available for sale                           60,543           12,168
 --------------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) investment activities                                   2,768           (8,445)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net increase in deposits before interest credited                                       (42,851)          21,340
   Interest credited to deposits                                                             5,905            8,512
   Increase in securities sold under agreements to repurchase                               11,074               --
   Proceeds from FHLB advances                                                              17,926           27,500
   Repayments of FHLB advances                                                              (1,824)         (41,960)
   Net increase in other borrowings                                                             28              287
   Decrease in advance payments by borrowers for taxes and insurance                          (912)          (1,201)
   Cash dividends on common stock                                                             (845)            (722)
   Common stock repurchased as treasury stock                                                   --             (220)
   Payment for fractional shares                                                                (5)              (7)
   Stock options exercised                                                                      27              193
 --------------------------------------------------------------------------------------------------------------------
Net cash flows (used in) provided by financing activities                                  (11,477)          13,722
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                        (7,162)          10,941

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                      23,912           13,082
                                                                                        ---------------------------
   End of period                                                                        $   16,750       $   24,023
                                                                                        ===========================
SUPPLEMENTAL DISCLOSURES:
   Cash payments during the year for:
   Taxes                                                                                $      717       $      287
   Interest                                                                             $    9,682       $   11,155

NON-CASH ITEMS:
   Stock dividend issued                                                                $    2,882       $    3,344
   Net unrealized (loss) gain on investment securities available for sale,
      net of tax                                                                        $     (406)      $    1,853
   Transfer of investment securities from held to maturity to available for sale
      due to the adoption of FAS 133.                                                   $       --       $   10,807



     See accompanying notes to unaudited consolidated financial statements.

                           CHESTER VALLEY BANCORP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a Pennsylvania-chartered savings association, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank under the same corporate title. As a consequence of such charter conversion and with the approval by the Federal Reserve Bank of Philadelphia under delegated authority from the Board of Governors of the Federal Reserve System ("FRB"), the Holding Company became a bank holding company that has also been designated by the FRB as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company.

The Bank provides a wide range of banking services to individual and corporate customers through its nine full-service branch offices in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services, funding these activities primarily with retail and business deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission ("SEC"). PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. However, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

The results of operations for the six-month period ended December 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10-K for such fiscal year.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2001 and 2000.

The following table sets forth the computation of basic and diluted earnings per share:


                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                DECEMBER 31,                 DECEMBER 31,
                                                       ---------------------------   --------------------------
                                                           2001           2000           2001          2000
                                                       ------------   ------------   ------------  ------------
                                                            (Dollars in thousands, except per share amounts)

Numerator:
   Net income                                            $    1,477     $      561     $    2,939    $    1,556
                                                       ============   ============   ============  ============

Denominator:
   Denominator for basic per share-
   weighted average shares                                4,330,718      4,310,736      4,329,908     4,310,862

Effect of dilutive securities:
   Stock options                                             23,857         67,258         23,167        61,503
                                                       ------------   ------------   ------------  ------------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                               4,354,575      4,377,994      4,353,074     4,372,365
                                                       ============   ============   ============  ============
Basic earnings per share                                 $     0.34     $     0.13     $     0.68    $     0.36
                                                       ============   ============   ============  ============
Diluted earnings per share                               $     0.34     $     0.13     $     0.68    $     0.36
                                                       ============   ============   ============  ============


The number of antidilutive stock options included was 351,518 and 368,318 for the three and six month periods ended December 31, 2001, respectively and 0 for the same periods in 2000.

NOTE 2 - LOANS RECEIVABLE

Loans receivable, including loans held for sale, are summarized as follows:

                                                DECEMBER 31,           June 30,
                                                    2001                 2001
                                              ---------------       ------------
First mortgage loans:
   Residential                                    $143,900             $151,155
   Construction-residential                         22,282               18,191
   Land acquisition and development                 18,641               11,492
   Commercial                                       96,950               82,890
   Construction-commercial                          13,937               16,560
Commercial business                                 34,819               27,653
Consumer                                            65,408               64,756
                                              ---------------       ------------
TOTAL LOANS                                        395,937              372,697
                                              ---------------       ------------
Less:
   Undisbursed loan proceeds:
      Construction-residential                     (22,688)             (13,752)
      Construction-commercial                       (3,828)              (6,776)
   Deferred loan fees - net                         (1,684)              (1,592)
   Allowance for loan losses                        (4,507)              (4,264)
                                              ---------------       ------------
NET LOANS                                         $363,230             $346,313
                                              ===============       ============


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks which may be unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio delinquency trends and the volume of non-performing loans. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are generally added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At December 31, 2001 and June 30, 2001, the recorded investment in impaired loans was not significant. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

NOTE 4 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $1.49 million as of December 31, 2001, of which $404 thousand was for variable-rate loans. The balance of the commitments represents $1.08 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 6.13% and 7.00%. At December 31, 2001, the Company had $26.52 million of undisbursed construction loan funds as well as $26.43 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At December 31, 2001 and June 30, 2001 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since December 31, 2001 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                             To Be Well
                                                                                             Capitalized
                                                                  Required                  Under Prompt
                                                                 For Capital                 Corrective
                                      Actual                      Adequacy               Action Provisions
                             ------------------------      -----------------------    -----------------------
                               Amount         Ratio          Amount        Ratio        Amount        Ratio
                             ----------     ---------      ----------     --------    ----------     --------
AS OF DECEMBER 31, 2001:

Total Capital
(to Risk-Weighted Assets)      $44,441        12.31%        $28,885         8.00%      $36,107        10.00%

Tier 1 Capital
(to Risk-Weighted Assets)      $39,934        11.06%        $14,443         4.00%      $21,664         6.00%

Tier 1 Capital
(to Adjusted Total Assets)     $39,934         7.80%        $20,479         4.00%      $25,599         5.00%

AS OF JUNE 30, 2001:

Total Capital
(to Risk-Weighted Assets)      $41,319        12.61%        $26,220         8.00%      $32,775        10.00%

Tier 1 Capital
(to Risk-Weighted Assets)      $37,220        11.36%        $13,110         4.00%      $19,665         6.00%

Tier 1 Capital
(to Adjusted Total Assets)     $37,220         6.85%        $21,725         4.00%      $27,157         5.00%


NOTE 6 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and PCIS. First Financial operates a branch bank network with nine full-service banking offices and provides deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are no material intersegment sales or transfers.

The Company's reportable segments have traditionally been two independent financial services institutions. PCIS was acquired by the Company on May 29, 1998. The two segments are managed separately. All senior officers from PCIS prior to the acquisition have been retained to manage PCIS.

The following table highlights income statement and balance sheet information for each of the segments at or for December 31, 2001 and 2000:



                                              AT AND DURING THE THREE MONTHS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------
                                              2001                                        2000
                            ----------------------------------------   ----------------------------------------
                                 BANK         PCIS          TOTAL           BANK          PCIS          TOTAL
                            -----------------------------------------------------------------------------------
                                                          (Dollars in Thousands)

Net interest income           $  4,512       $    6        $  4,518       $  3,498       $   25       $  3,523
Other income                       790          928           1,718            300          934          1,234
Total net income                 1,386           91           1,477            446          115            561
Total assets                   531,226        1,470         532,696        522,112        1,945        524,057
Total interest-
   bearing deposits             11,255        1,124          12,379         18,802        1,129         19,931
Total trading securities            --           45              45             --          434            434


                                                AT AND DURING THE SIX MONTHS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------
                                              2001                                        2000
                            ----------------------------------------   ----------------------------------------
                                 BANK         PCIS          TOTAL           BANK          PCIS          TOTAL
                            -----------------------------------------------------------------------------------
                                                          (Dollars in Thousands)

Net interest income           $  8,780       $   24        $  8,804       $  6,994       $   48       $  7,042
Other income                     1,511        1,762           3,273            995        1,801          2,796
Total net income                 2,760          179           2,939          1,345          211          1,556
Total assets                   531,226        1,470         532,696        522,112        1,945        524,057
Total interest-
   bearing deposits             11,255        1,124          12,379         18,802        1,129         19,931
Total trading securities            --           45              45             --          434            434


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

Since June 2001, the Financial Accounting Standards Board ("FASB") have issued the following statements:

     (1) Statement No. 141 "Business Combinations"
     (2) Statement No. 142 "Goodwill and Other Intangible Assets"
     (3) Statement No. 143 "Accounting for Asset Retirement Obligations"
     (4) Statement No. 144 "Accounting for Impairment or Disposal of Long Lived Assets"

The Company believes that these statements either have not or will not have an impact on its earnings, financial condition or equity upon their respective adoption.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Form 10-Q, the Company has included certain "forward looking statements", either express or implied, which concern anticipated future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-Q. The Company may have used "forward looking statements" to describe certain of its future plans and strategies including management's current expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy involve certain risks, uncertainties, estimates, and assumptions, which are subject to factors beyond the Company's control. Consequently, the Company's actual results could differ materially from management's expectations. Factors that could affect results include, but are not limited to, interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this Form 10-Q. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether written or oral, that may be made from time to time by or on the Company's behalf.

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

The Company's results of operations also are affected by the provision for loan losses resulting from management's assessment of the allowance for loan losses; the level of its non-interest income, including investment service fees, account service fees and related income and gains and losses from the sales of loans and securities; the level of its non-interest expense, including salaries and employee benefits, occupancy and equipment expense, data processing services, deposit insurance premiums, advertising, other operating costs; and income tax expense.

The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial growth and strength by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing growth in basic financial services. The focus is on expanding its commercial and construction lending activities, increasing its commercial deposits and treasury management, consumer deposits and loans as well as expanding its trust and investment management services.

BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets through internal growth and by expanding its operations. During fiscal 2002, the Company expects to open two new branches to broaden its deposit base and to introduce several new commercial lending and deposits products. One branch was opened in late January 2002.

The two primary objectives of the fiscal 2002 strategic plan are to increase loans, in particular, commercial real estate and construction loans, and core deposits. The Company's net loans increased by $17.97 million, or 5.22% from $343.96 million at June 30, 2001 to $361.93 million at December 31, 2001. The growth of core deposits (consisting of all deposits other than certificates of deposits) was $12.8 million or 7.6% from $169.15 million at June 30, 2001 to $181.93 million at December 31, 2001.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business lending. This strategy is reflected in the shifting composition of the Company's loan portfolio. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 38.69% of is total loan portfolio at June 20, 2001 compared to 43.40% at December 31, 2001. Single-family and multi-family residential loans comprised 42.92% of the Company's loan portfolio at June 30, 2001 as compared to 39.01% at December 31, 2001.

MAINTAIN ASSET QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of loans secured by property located in its market area. The Company's non-accrual loans increased slightly by $47 thousand to $1.22 million at December 31, 2001 with the increase primarily related to residential real estate loans. The Company's ratio of non-performing assets to total assets was 0.22% and its allowance for loan losses to non-performing loans was 363.8% at June 30, 2001, while at December 31, 2001 the percentages were 0.23% and 369.7%, respectively.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $131.68 million at December 31, 2001 compared to $154.74 million at June 30, 2001. In addition, the Company had short-term interest-bearing deposits of $12.38 million at December 31, 2001 compared to $19.70 million at June 30, 2001.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, relatively low service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $181.93 million or 48.3% of the Company's total deposits at December 31, 2001, as compared to $169.15 million at June 30, 2001, a $12.8 million or 7.6% increase. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2002 is on increasing commercial and consumer core deposits and relying less on higher rate municipal deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW accounts and savings deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at December 31, 2001 is on page 23.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table on page 23 does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually reprice within the same period may not, in fact, reprice at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.


                               FINANCIAL CONDITION
                               -------------------

The Company's total assets decreased to $532.70 million at December 31, 2001 from $544.71 million at June 30, 2001, principally due to a $7.32 million decrease in interest-bearing deposits to $12.38 million from $19.70 million at June 30, 2001 combined with a $23.08 million decrease in investments from $154.74 million at June 30, 2001 to $131.68 million at December 31, 2001. These decreases were offset by a $17.97 million increase in net loans from $343.96 million at June 30, 2001 to $361.93 million at December 31, 2001. The net decrease in assets of $12.01 million plus an increase in borrowings of $27.20 million from $82.91 at June 30, 2001 to $110.11 million at December 31, 2001 were used to reduce deposits by $36.94 million to $376.41 million at December 31, 2001. The decline in deposits was primarily accounted for by decreases in municipal deposits as part of the implementation of the Company's business plan.

Stockholders' equity increased $1.71 million to $41.81 million at December 31, 2001 from $40.10 million at June 30, 2001, primarily as a result of net income of $2.94 million. The increase in stockholders' equity was partially offset by, among other things, cash dividends of $845 thousand and an increase in net unrealized losses on securities available for sale, net of tax, of $406 thousand.

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


                                                                 THREE MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      2001                                 2000
                                               --------------------------------     --------------------------------
                                                AVERAGE                 YIELD/       Average                 Yield/
                                                BALANCE     INTEREST     RATE        Balance     Interest     Rate
                                               ---------- ----------- ---------     ---------- ----------- ---------
ASSETS:
   Loans (1)                                   $ 358,825     $ 6,776     7.55%      $ 341,454     $ 6,832     8.00%
   Securities and other investments (1)          149,886       2,078     5.55%        155,168       2,762     7.12%
                                               ----------------------               ----------------------
   Total interest-earning assets (1)             508,711       8,854     6.96%        496,622       9,594     7.73%
                                                             ------------------                   ------------------
   Non-interest earning assets                    28,962                               22,763
                                               ----------                           ----------
   TOTAL ASSETS                                $ 537,673                            $ 519,385
                                               ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits and repurchase agreements (2)      $ 389,135       2,883     2.94%      $ 399,577       4,594     4.56%
   FHLB advances and other borrowings (2)         82,991       1,247     5.96%         73,802       1,190     6.40%
                                               ----------------------               ----------------------
TOTAL INTEREST-BEARING LIABILITIES (2)           472,126       4,130     3.47%        473,379       5,784     4.85%
                                               --------------------------------     --------------------------------
   Non-interest-bearing liabilities               23,478                                8,714
   Stockholders' equity                           42,069                               37,292
                                               ----------                           ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 537,673                            $ 519,385
                                               ==========                           ==========
NET INTEREST INCOME/INTEREST RATE SPREAD                     $ 4,724     3.49%                    $ 3,810     2.88%
                                                                      =========                   ==================
NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                  $  36,585                 3.68%      $  23,243                 3.04%
                                               ==========             =========     ==========             =========
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                            108%                                 105%
                                                                      =========                            =========



                                                                    SIX MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      2001                                 2000
                                               --------------------------------     --------------------------------
                                                AVERAGE                 YIELD/       Average                 Yield/
                                                BALANCE     INTEREST     RATE        Balance     Interest     Rate
                                               ---------- ----------- ---------     ---------- ----------- ---------
ASSETS:
   Loans (1)                                   $ 354,580    $ 13,613     7.68%      $ 338,855    $ 13,488     7.96%
   Securities and other investments (1)          161,144       4,660     5.78%        151,610       5,411     7.14%
                                               ----------------------               ----------------------
   Total interest-earning assets (1)             515,724      18,273     7.09%        490,465      18,899     7.71%
                                                            -------------------                  -------------------
    Non-interest earning assets                   27,075                               25,131
                                               ----------                           ----------
   TOTAL ASSETS                                $ 542,799                            $ 515,596
                                               ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits and repurchase agreements (2)      $ 401,246       6,615     3.27%       $392,357       8,895     4.50%
   FHLB advances and other borrowings (2)         81,733       2,434     5.91%         75,587       2,392     6.28%
                                               ----------------------               ----------------------
TOTAL INTEREST-BEARING LIABILITIES (2)           482,979       9,049     3.72%        467,944      11,287     4.78%
                                               --------------------------------     --------------------------------
   Non-interest-bearing liabilities               18,226                               10,755
   Stockholders' equity                           41,594                               36,897
                                               ----------                           ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 542,799                            $ 515,596
                                               ==========                           ==========
NET INTEREST INCOME/INTEREST RATE SPREAD                    $  9,224     3.37%                   $  7,612     2.93%
                                                            ===================                  ===================
NET INTEREST INCOME/AVERAGE
   INTEREST-EARNING ASSETS (2)                 $  32,745                 3.55%      $  22,521                 3.08%
                                               ==========             =========     ==========             =========
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
   INTEREST-BEARING LIABILITIES                                           107%                                 105%
                                                                      =========                            =========
(1) Yield calculated using 30/360 day basis.
(2) Yield calculated based on the actual number of days.

Net interest income, on a fully tax equivalent basis, increased 24.00% to $4.72 million and 21.18% to $9.22 million for the three- and six-month periods ended December 31, 2001, compared to $3.81 million and $7.61 million, respectively, for the same periods in 2000. Total interest income, on a fully tax equivalent basis, decreased to $8.85 million and $18.27 million for the three- and six-month periods ended December 31, 2001, from $9.59 million and $18.90 million for the same periods in 2000, primarily as a result of the effect of decreasing yields as market rates of interest declined during 2001, which decreases were offset in part by an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased $12.09 million to $508.71 million and $25.26 million to $515.72 million for the three- and six-month periods ended December 31, 2001, respectively, from $496.62 million and $490.47 million, respectively, for the same periods in 2000. The increase was primarily due to a $17.37 million and $15.73 million increase in the average balance of loans during the three- and six-month periods in 2001, respectively. The decrease in interest income also resulted from 77 basis-point and 62 basis-point decreases in the yield to 6.96% and 7.09% on interest-earning assets for the three- and six-month periods ended December 31, 2001, respectively, as the result of decreasing general market rates of interest experienced during the periods.

Total interest expense decreased to $4.13 million and $9.05 million from $5.78 million and $11.29 million for the respective three- and six-month periods in 2001 and 2000, largely as the result of decreases in the average rate paid on such liabilities to 3.47% and 3.72% for the three- and six-month periods ended December 31, 2001, respectively, from 4.85% and 4.78% for the same periods in 2000, as the result primarily of the continued decline in market rates of interest experienced throughout much of 2001. Also contributing to the decrease during the three-month period is the decrease in the average balance of interest-bearing liabilities of $1.25 million to $472.13 million and offsetting part of the decrease for the six-month period was an increase in the average balance of $15.04 million to $482.98 million. In addition, interest expense for the three- and six-month periods ended December 31, 2000, respectively, includes $96,000 for the loss in the time value of an interest rate cap. By December 31, 2001, the entire cost of the cap has been expensed.

The tax equivalent interest rate spread increased to 3.49% and 3.37% from 2.88% and 2.93%, respectively, and the average tax equivalent net yield on interest-earning assets increased to 3.68% and 3.55% from 3.04% and 3.08% for the three- and six-month periods ended December 31, 2001 and 2000, respectively, due to the reasons discussed above.

PROVISION FOR LOAN LOSSES

The Company provided $147,000 and $278,000 an increase of $42,000 and $68,000 for loan losses during the three- and six-months periods ended December 31, 2001 and 2000, respectively. These provisions have been added to the Company's allowance for loan losses due to the Company's focus on building a larger loan portfolio of commercial and industrial loans which typically carry a greater risk of loss than the Company's traditional loan portfolios, such as mortgages and real estate loans. This change in the character of the loan portfolio, the current depressed economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to an appropriate level. At December 31, 2001, the allowance for loan losses totaled $4.51 million or 1.24% of net loans (before allowance), compared to $4.26 million or 1.22% of net loans at June 30, 2001. As a percentage of non-performing assets, the allowance for loan losses was 370% at December 31, 2001, compared to 364% at June 30, 2001, and further compared to 426% at December 31, 2000.

OTHER INCOME

Total other income increased to $1.72 million and to $3.27 million during the three- and six-month periods ended December 31, 2001 respectively, as compared to $1.23 million and $2.80 million during the same periods in 2000. For the three- and six-month periods respectively, service charges increased $75,000 and $107,000 because of increases in the number of accounts and activity, sale of loans with servicing increased $40,000 and $93,000, miscellaneous other income increased $8,000 and $15,000 and gains on available for sale securities increased $417,000 and $580,000 primarily because of a loss on the impairment of securities of $291,000 that was recognized in December 2000. These increases were offset by a decrease in gains of trading account securities of $57,000 and $239,000 and, for the six-month period, the Company experienced a decrease of $79,000 in investment services income.

OPERATING EXPENSES

Total operating expenses decreased $96,000 or 2.28% and $170,000 or 2.11% to $4.12 million and $7.88 million, respectively, for the three- and six-month periods ended December 31, 2001 as compared to the same time periods in 2000. The reasons for the net decreases in operating expenses for the three- and six-month periods in fiscal 2002 are as follows: (i) salaries and employee benefits increased $178,000 or 8.27% and $398,000 or 9.63% resulting from normal salary adjustments effective July 1, 2001, additional officer level staff, and the general increase in employee benefit costs; (ii) occupancy and equipment expense decreased $98,000 or 15.88% and $116,000 or 9.56% resulting from a concerted effort to manage and decrease operating costs of our bank buildings and equipment; (iii) data processing cost increased $33,000 or 13.64% and $54,000 or 11.44% resulting principally from the introduction of our new computerized customer services including E Services Products (E Bank for internet banking, E Voice for 24 hour telephone banking and E Corp for business banking); (iv) advertising expense decreased $149,000 or 80.98% and $349,000 or 87.03% resulting primarily from the Bank discontinuing our image campaign and much of our print advertising which was replaced by a more cost effective, proactive direct sales approach; (v) other costs and expenses decreased $60,000 or 6.00% and $161,000 or 8.94% primarily from decreases in consulting, printing, donations and supplies.

INCOME TAX EXPENSE

The Company recorded a $496,000 and a $976,000 expense for the three- and six-month periods ended December 31, 2001, respectively, as compared to a tax benefit of $121,000 and an expense of $18,000 for the same periods in 2000. The increase in income tax expense for the three- and six-month periods ended December 31, 2001 is due to higher pre-tax income and a lower portion of the Company's pre-tax income comprised of tax-free interest income. For the three- and six-month periods ended December 31, 2001 the effective tax rate increased to 25.14% and 24.93% from a benefit of 27.50% and a charge of 1.14% for the same periods in the prior year.

                                  ASSET QUALITY

Non-performing loans are comprised of non-accrual loans totaling $1.21 million and $1.17 million at December 31, 2001 and June 30, 2001, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the borrower's ability to service the debt. At December 31, 2001, the Company did not have any loans greater than 90 days delinquent, which were accruing interest. Non-performing loans to total assets were .23% at December 31, 2001 compared to .22% at June 30, 2001, and
 .18% at December 31, 2000. Non-performing loans, which totaled $1.21 million at December 31, 2001 consisted of 13 single-family residential mortgage loans aggregating $952,000 and non-performing consumer and commercial business loans totaling $267,000.

At December 31, 2001 the Company's classified loans, which consisted of loans classified as substandard, doubtful or loss totaled $6.68 million compared to $4.84 million at June 30, 2001, and further compared to $3.00 million at December 31, 2000. Included in loans classified substandard at December 31, 2001 and 2000, and at June 30, 2001, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included as substandard at December 31, 2001 are two loan relationships totaling approximately $2.66 million, which are current but have been listed as substandard and are being closely monitored.

In addition to classified loans, the Company has also classified three Municipal Authority investments with an aggregate balance of $8.23 million at December 31, 2001. These investments are performing but have characteristics which warranted management to classify the investments. Two of the investments totaling $6.09 million involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long-term leases with renewal options and the third investment of $2.14 million involves low-income housing in Chester County under a Housing and Urban Development Program. At this time, these investments have potential weaknesses, which may, if not corrected, result in increased risk of loss at some future date.



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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At December 31, 2001, the Company had $1.49 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $26.52 million and $26.43 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 15, 2001, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid on September 14, 2001. The Board also declared a $.10 per share cash dividend that was paid in December 2001. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At December 31, 2001, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2001.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At December 31, 2001, the Company serviced $13.19 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at December 31, 2001.


             INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2001
                             (Dollars in thousands)

                                                                      MORE THAN          MORE THAN         MORE THAN
                                                                     THREE MONTHS        SIX MONTHS         ONE YEAR
                                                   THREE MONTHS        THROUGH            THROUGH           THROUGH
                                                      OR LESS         SIX MONTHS         ONE YEAR         THREE YEARS
                                                  -------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
      Real estate (2)                               $ 45,142           $ 25,051          $ 40,551          $ 48,502
      Commercial                                      17,650              2,207             3,694             9,178
      Consumer                                        22,206              7,682            10,451            13,526
   Securities and interest-bearing deposits (3)       58,284              7,814            11,335            21,642
                                                  -------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                    $143,282           $ 42,754          $ 66,031          $ 92,848
                                                  -------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                   $  609             $  611          $  1,229          $  5,010
   NOW accounts                                        1,226              1,230             2,468             9,998
   Money market accounts                               2,953              2,968             5,979            24,504
   Certificate accounts                               74,746             24,175            35,101            48,342
   Borrowings                                         13,942              3,542               894            13,042
                                                  -------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES               $ 93,476           $ 32,526          $ 45,671          $100,896
                                                  -------------------------------------------------------------------

Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities           $ 49,806           $ 60,034          $ 80,394          $ 72,346
                                                  ===========        ===========      ============       ===========
 Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities       153.3%             147.6%            146.8%            126.5%
                                                  ===========        ===========      ============       ===========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                          9.4%              11.3%             15.2%             13.7%
                                                  ===========        ===========      ============       ===========




                                                    MORE THAN
                                                   THREE YEARS
                                                     THROUGH         MORE THAN
                                                    FIVE YEARS       FIVE YEARS         TOTAL
                                                  ----------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
      Real estate (2)                               $ 32,877          $ 75,387         $267,510
      Commercial                                       2,090                 -           34,819
      Consumer                                         5,469             6,074           65,408
   Securities and interest-bearing deposits (3)       11,460            33,038          143,573
                                                  ----------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                    $ 51,896          $114,499         $511,310
                                                  ----------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                  $ 5,162           $13,603          $26,224
   NOW accounts                                       10,200            26,409           51,531
   Money market accounts                              25,476                 -           61,880
   Certificate accounts                                5,371             6,744          194,479
   Borrowings                                          6,248            72,173          109,841
                                                  ----------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES               $ 52,457          $118,929         $443,955
                                                  ----------------------------------------------

Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities           $ 71,785          $ 67,355         $ 67,355
                                                  ===========       ===========      ===========
 Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities       122.1%            115.2%           115.2%
                                                  ===========       ===========      ===========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                         13.6%             12.7%            12.7%
                                                  ===========       ===========      ===========




(1) Net of undisbursed loan proceeds.
(2) Includes commercial mortgage loans.
(3) Excludes SFAS 115 available for sale adjustment.

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


                                       Chester Valley Bancorp Inc.


Date          02/13/02                 /s/ Donna M. Coughey
    ----------------------------       ----------------------------------------
                                       Donna M. Coughey
                                       President and Chief Executive Officer


Date         02/13/02                  /s/ Albert S. Randa
    ----------------------------       ----------------------------------------
                                       Albert S. Randa, CPA
                                       CFO and Treasurer