Form 10-Q
period 2002-03-31
CHESTER VALLEY BANCORP INC
filed 2002-05-15
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       Or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from _______ to ________

                          COMMISSION FILE NO.: 0-18833

                           CHESTER VALLEY BANCORP INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 PENNSYLVANIA                               23-2598554
       -------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)


   100 E. LANCASTER AVENUE, DOWNINGTOWN, PA                    19335
   ----------------------------------------                  ----------
   (Address Of Principal Executive Offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK ($1.00 PAR VALUE)                        4,292,670
    ------------------------------              -----------------------------
        (Title of Each Class)                   (Number of Shares Outstanding
                                                      as of May 1, 2002)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                           PAGE
PART 1.  FINANCIAL INFORMATION                                            NUMBER
------------------------------                                            ------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         March 31, 2002 and June 30, 2001 (Unaudited)                          1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended March 31, 2002 and 2001 (Unaudited)                2

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Nine Months Ended March 31, 2002 and 2001 (Unaudited)                 3

         STATEMENT OF OTHER COMPREHENSIVE INCOME
         Three and Nine Months Ended March 31, 2002 and 2001 (Unaudited)       4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended March 31, 2002 and 2001 (Unaudited)                 5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS               6-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               12-20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        21-23

PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                    24

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  24

ITEM 5.  OTHER INFORMATION                                                    24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     24

SIGNATURES                                                                    25
----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                             MARCH 31,    June 30,
                                                                                2002        2001
                                                                             ---------    ---------
                                                                                  (UNAUDITED)
ASSETS                                                                       $   8,687    $   4,214
  Cash in banks
  Interest-bearing deposits                                                     33,654       19,698
                                                                             ---------    ---------
    TOTAL CASH AND CASH EQUIVALENTS                                             42,341       23,912
                                                                             ---------    ---------
  Trading account securities                                                        16           16
  Investment securities available for sale                                     104,499      113,350
  Investment securities (fair value - March 31, 2002, $32,768
    June 30, 2001, $41,639)                                                     32,991       41,374
  Loans held for sale                                                              871        2,350
  Loans receivable, less allowance for loan losses of $4,506 and $4,264
    at March 31, 2002 and June 30, 2001, respectively                          359,212      343,963
  Accrued interest receivable                                                    2,696        3,553
  Property and equipment - net                                                  12,618       10,340
  Other assets                                                                   6,111        5,847
                                                                             ---------    ---------
    TOTAL ASSETS                                                             $ 561,355    $ 544,705
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Deposits                                                                   $ 382,556    $ 413,352
  Securities sold under agreements to repurchase                                18,130        2,428
  Advance payments by borrowers for taxes and insurance                          2,279        2,687
  Federal Home Loan Bank advances                                               98,910       80,237
  Other borrowings                                                                --            241
  Trust preferred securities                                                    10,000         --
  Accrued interest payable                                                         910        1,818
  Other liabilities                                                              6,165        3,844
                                                                             ---------    ---------
    TOTAL LIABILITIES                                                          518,950      504,607
                                                                             ---------    ---------

 Commitments and contingencies
  Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                                        --           --
  Common stock - $1.00 par value; 10,000,000 shares authorized;
    4,331,566 and 4,123,164 shares issued and outstanding
    at March 31, 2002 and June 30, 2001, respectively                            4,332        4,123
  Additional paid-in capital                                                    26,907       24,207
  Retained earnings - partially restricted                                      13,388       13,136
  Treasury stock (296 shares at cost)                                               (5)          (5)
  Accumulated other comprehensive loss                                          (2,217)      (1,363)
                                                                             ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                                  42,405       40,098
                                                                             ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 561,355    $ 544,705
                                                                             =========    =========

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)
                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            -----------------------
                                                                                2002        2001
                                                                            ----------   ----------
                                                                                  (Unaudited)
INTEREST INCOME:
  Loans                                                                     $    6,559   $    6,832
  Investment securities and interest-bearing deposits                            1,768        2,625
                                                                            ----------   ----------
    TOTAL INTEREST INCOME                                                        8,327        9,457
                                                                            ----------   ----------

INTEREST EXPENSE:
  Deposits                                                                       2,327        4,492
  Short-term borrowings                                                            487          355
  Long-term borrowings                                                             861          707
                                                                            ----------   ----------
    TOTAL INTEREST EXPENSE                                                       3,675        5,554
                                                                            ----------   ----------
NET INTEREST INCOME                                                              4,652        3,903
  Provision for loan losses                                                        149          105
                                                                            ----------   ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          4,503        3,798
                                                                            ----------   ----------

OTHER INCOME:
  Investment services income                                                       917          910
  Service charges and fees                                                         473          402
  Gain (loss) on:
    Loans                                                                           11           18
    Available for sale securities                                                  120           10
  Other                                                                             39           39
                                                                            ----------   ----------
    TOTAL OTHER INCOME                                                           1,560        1,379
                                                                            ----------   ----------

OPERATING EXPENSES:
  Salaries and employee benefits                                                 2,373        2,071
  Occupancy and equipment                                                          677          566
  Data processing                                                                  256          254
  Advertising                                                                       55           54
  Deposit insurance premiums                                                        18           18
  Other                                                                            749          756
                                                                            ----------   ----------
    TOTAL OPERATING EXPENSES                                                     4,128        3,719
                                                                            ----------   ----------
Income before income taxes                                                       1,935        1,458
Income tax expense                                                                 456          278
                                                                            ----------   ----------
   NET INCOME                                                               $    1,479   $    1,180
                                                                            ==========   ==========
EARNINGS PER SHARE (1)
  Basic                                                                     $     0.34   $     0.27
                                                                            ==========   ==========
  Diluted                                                                   $     0.34   $     0.27
                                                                            ==========   ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                  $     0.10   $     0.10
                                                                            ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                                      4,331,566    4,322,465
                                                                            ==========   ==========
  Diluted                                                                    4,367,812    4,377,311
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

See accompanying notes to unaudited consolidated financial statements


                                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in Thousands, Except for Per Share Amounts)

                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                               2002         2001
                                                                           -----------   -----------
                                                                                  (Unaudited)
INTEREST INCOME:
  Loans                                                                    $    20,116   $    20,266
  Investment securities and interest-bearing deposits                            6,064         7,520
                                                                           -----------   -----------
    TOTAL INTEREST INCOME                                                       26,180        27,786
                                                                           -----------   -----------
INTEREST EXPENSE:
  Deposits                                                                       8,942        13,387
  Short-term borrowings                                                          1,248         1,343
  Long-term borrowings                                                           2,534         2,111
                                                                           -----------   -----------
    TOTAL INTEREST EXPENSE                                                      12,724        16,841
                                                                           -----------   -----------
NET INTEREST INCOME                                                             13,456        10,945
  Provision for loan losses                                                        427           315
                                                                           -----------   -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         13,029        10,630
                                                                           -----------   -----------
OTHER INCOME:
  Investment services income                                                     2,772         2,844
  Service charges and fees                                                       1,436         1,258
  Gain (loss) on:
    Loans                                                                          107            21
    Trading account securities                                                      --           245
    Available for sale securities                                                  393          (301)
  Other                                                                            125           108
                                                                           -----------   -----------
    TOTAL OTHER INCOME                                                           4,833         4,175
                                                                           -----------   -----------

OPERATING EXPENSES:
  Salaries and employee benefits                                                 6,903         6,203
  Occupancy and equipment                                                        1,774         1,779
  Data processing                                                                  782           726
  Advertising                                                                      107           455
  Deposit insurance premiums                                                        57            53
  Other                                                                          2,389         2,557
                                                                           -----------   -----------
    TOTAL OPERATING EXPENSES                                                    12,012        11,773
                                                                           -----------   -----------
Income before income taxes                                                       5,850         3,032
Income tax expense                                                               1,432           296
                                                                           -----------   -----------
    NET INCOME                                                             $     4,418   $     2,736
                                                                           ===========   ===========

EARNINGS PER SHARE (1)
  Basic                                                                    $      1.02   $      0.63
                                                                           ===========   ===========
  Diluted                                                                  $      1.01   $      0.63
                                                                           ===========   ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                 $      0.30   $      0.28
                                                                           ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                                      4,330,452     4,314,673
                                                                           ===========   ===========
  Diluted                                                                    4,357,979     4,374,874
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


                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARY
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ----------------------
                                                                                2002         2001
                                                                              --------      --------
                                                                                    (Unaudited)
NET INCOME                                                                    $  1,479      $  1,180

Other comprehensive income, net of tax:
  Net unrealized holding (losses) gains on securities available for sale
    during the period                                                             (371)          272
  Reclassification adjustment for gains included in net income                     (77)           (7)
                                                                              --------      --------
COMPREHENSIVE INCOME                                                          $  1,031      $  1,445
                                                                              ========      ========



                                                                                 NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ----------------------
                                                                                2002         2001
                                                                              --------      --------
                                                                                    (Unaudited)
NET INCOME                                                                    $  4,418      $  2,736

Other comprehensive income, net of tax:
  Net unrealized holding (losses) gains on securities available for sale
     during the period                                                            (597)        1,922
  Net unrealized loss from the transfer of securities from held to
     maturity to available for sale                                                 --            --
Reclassification adjustment for (gains) losses included in net income             (257)          196
                                                                              --------      --------
COMPREHENSIVE INCOME                                                          $  3,564      $  4,854
                                                                              ========      ========



See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   --------------------
                                                                                     2002        2001
-------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
Net income                                                                         $  4,418    $  2,736
Add (deduct) items not affecting cash flows provided by operating activities:
  Depreciation                                                                          731         747
  Provision for loan losses                                                             427         315
  Gain on trading account securities                                                     --        (245)
  (Gain) loss on sale of securities available for sale                                 (393)         10
  Loss for impairment of securities                                                      --         291
  Originations of loans held for sale                                                (9,981)         --
  Proceeds from sale of loans held for sale                                          11,567       2,227
  Gain on sale of loans held for sale                                                  (107)        (21)
  Amortization of deferred loan fees, discounts and premiums                           (560)       (696)
  Decrease in trading account securities                                                 --       6,433
  Decrease (increase) in accrued interest receivable                                    857        (598)
  Decrease (increase) in other assets                                                   309      (1,305)
  Increase (decrease) in other liabilities                                            2,321        (512)
  Decrease in accrued interest payable                                                 (908)       (258)
-------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                       8,681       9,124
-------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
  Capital expenditures                                                               (3,009)     (1,075)
  Net increase in loans                                                             (15,261)    (13,430)
  Purchase of investment securities                                                 (25,064)    (40,529)
  Proceeds from maturities, payments and calls of investment securities              33,675      13,138
  Purchase of securities available for sale                                         (58,769)    (39,282)
  Proceeds from sales and calls of securities available for sale                     66,503      33,012
-------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                         (1,925)    (48,166)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in deposits before interest credited                      (38,772)     40,746
  Interest credited to deposits                                                       7,976      12,444
  Increase in securities sold under agreements to repurchase                         15,702          --
  Proceeds from FHLB advances                                                        20,926      37,500
  Repayments of FHLB advances                                                        (2,253)    (43,467)
  Net increase (decrease) in other borrowings                                          (241)        184
  Proceeds from issuance of trust preferred securities                               10,000          --
  Decrease in advance payments by borrowers for taxes and insurance                    (408)       (876)
  Cash dividends on common stock                                                     (1,279)     (1,093)
  Common stock issued                                                                    --           7
  Payment for fractional shares                                                          (5)         (7)
  Stock options exercised                                                                27         254
  Common stock repurchased                                                               --        (226)
-------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                                      11,673      45,466
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            18,429       6,424

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                23,912      13,082
                                                                                   --------    --------
  End of period                                                                    $ 42,341    $ 19,506
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                            $  1,407    $    496
  Interest                                                                         $ 13,632    $ 17,099

NON-CASH ITEMS:
  Stock dividend issued                                                            $  2,882    $  2,118
  Net unrealized (loss) gain on investment securities available for sale,          $   (854)   $  5,319
    net of tax
  Transfer of investment securities from held to maturity to available for sale    $     --    $ 10,807
    due to the adoption of FAS 133.


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

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and PCIS. The accounts of the Bank include its wholly-owned subsidiaries, First Financial Investments Inc. and D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries thereof. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current period's presentation.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States ("GAAP") for complete financial statements. However, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the three- and nine-month unaudited interim periods.

The results of operations for the three- and nine-month periods ended March 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2002. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10-K for such fiscal year.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2001 and 2000.

The following table sets forth the computation of basic and diluted earnings per share:


                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                              MARCH 31,                MARCH 31,
                                      -----------------------   -----------------------
                                         2002         2001         2002        2001
                                      ----------   ----------   ----------   ----------
                                       (Dollars in thousands, except per share amounts)
Numerator:
  Net income                          $    1,479   $    1,180   $    4,418   $    2,736
                                      ==========   ==========   ==========   ==========

Denominator:
   Denominator for basic per share-
   weighted average shares             4,331,566    4,322,465    4,330,452    4,314,673

Effect of dilutive securities:
  Stock options                           36,246       54,846       27,527       60,201
                                      ----------   ----------   ----------   ----------

Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  exercise                             4,367,812    4,377,311    4,357,979    4,374,874
                                      ==========   ==========   ==========   ==========

Basic earnings per share              $     0.34   $     0.27   $     1.02   $     0.63
                                      ==========   ==========   ==========   ==========
Diluted earnings per share            $     0.34   $     0.27   $     1.01   $     0.63
                                      ==========   ==========   ==========   ==========

The number of antidilutive stock options included was 133,465 and 337,666 for the three- and nine- month periods ended March 31, 2002, respectively, and 86,379 for each of the same periods in 2001.


NOTE 2 - LOANS RECEIVABLE

Loans receivable, including loans held for sale, are summarized as follows:

                                       MARCH 31,     June 30,
                                          2002         2001
                                       ---------    ---------
First mortgage loans:
  Residential                          $ 137,805    $ 151,155
  Construction-residential                21,289       18,191
  Land acquisition and development        17,618       11,492
  Commercial                              98,817       82,890
  Construction-commercial                 12,707       16,560
Commercial business                       34,032       27,653
Consumer                                  67,323       64,756
                                       ---------    ---------
TOTAL LOANS                              389,591      372,697
                                       ---------    ---------

Less:
  Undisbursed loan proceeds:
    Construction-residential             (20,616)     (13,752)
    Construction-commercial               (2,775)      (6,776)
  Deferred loan fees - net                (1,611)      (1,592)
  Allowance for loan losses               (4,506)      (4,264)
                                       ---------    ---------
NET LOANS                              $ 360,083    $ 346,313
                                       =========    =========


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks, which may be unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio, delinquency trends and the volume of non-performing loans. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At March 31, 2002 and June 30, 2001, the recorded investment in impaired loans was $1.15 million and $1.17 million. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans: impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.


NOTE 4 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $1.03 million as of March 31, 2002, of which $153 thousand was for variable-rate loans. The balance of the commitments represents $873 thousand fixed rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 6.50% and 7.13%. At March 31, 2002, the Company had $23.39 million of undisbursed construction loan funds as well as $31.66 million of undisbursed remaining consumer and commercial line balances.


NOTE 5 - TRUST PREFERRED SECURITIES

On March 26, 2002, the Company issued $10.31 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity. The Trust then issued $10.00 million of Trust Preferred Securities to investors which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon maturity of the debentures in 2032.

NOTE 6 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At March 31, 2002 and June 30, 2001 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since March 31, 2002 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):



                                                                  Required             To Be Well Capitalized
                                        Actual                   For Capital           Under Prompt Corrective
                                                                  Adequacy               Action Provisions
                                ---------------------        --------------------      -----------------------
                                 Amount        Ratio         Amount         Ratio        Amount        Ratio
                                 ------        -----         ------         -----        ------        -----
AS OF MARCH 31, 2002:

Total Capital
(to Risk-Weighted Assets)       $55,006        15.04%        $29,258         8.00%      $36,573        10.00%

Tier 1 Capital
(to Risk-Weighted Assets)       $50,500        13.81%        $14,629         4.00%      $21,944         6.00%

Tier 1 Capital
(to Adjusted Total Assets)      $50,500         9.66%        $20,921         4.00%      $26,151         5.00%

AS OF JUNE 30, 2001:

Total Capital
(to Risk-Weighted Assets)       $41,319        12.61%        $26,220         8.00%      $32,775        10.00%

Tier 1 Capital
(to Risk-Weighted Assets)       $37,220        11.36%        $13,110         4.00%      $19,665         6.00%

Tier 1 Capital
(to Adjusted Total Assets)      $37,220         6.85%        $21,725         4.00%      $27,157         5.00%


NOTE 7 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and PCIS. First Financial operates a branch bank network with nine full-service banking offices and provides primarily deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

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

The following table highlights income statement and balance sheet information for each of the segments at or for March 31, 2002 and 2001:


                                                AT AND DURING THE THREE MONTHS ENDED MARCH 31,
                              --------------------------------------------------------------------------------
                                              2002                                        2001
                              ----------------------------------------    ------------------------------------
                                BANK          PCIS          TOTAL           Bank          PCIS          Total
                              --------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Net interest income           $  4,648       $    4        $  4,652       $  3,880       $   23       $  3,903
Other income                       728          832           1,560            482          897          1,379
Total net income                 1,408           71           1,479          1,081           99          1,180
Total assets                   559,709        1,646         561,355        554,638        2,062        556,700
Total interest-bearing
    deposits                    32,320        1,334          33,654         14,140        1,348         15,488
Total trading
    securities                      --           16              16             --          332            332



                                                AT AND DURING THE NINE MONTHS ENDED MARCH 31,
                              --------------------------------------------------------------------------------
                                              2002                                        2001
                              ----------------------------------------    ------------------------------------
                                BANK          PCIS          TOTAL           Bank          PCIS          Total
                              --------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Net interest
    income                    $ 13,428       $   28        $ 13,456       $ 10,874       $   71       $ 10,945
Other income                     2,239        2,594           4,833          1,477        2,698          4,175
Total net income                 4,168          250           4,418          2,426          310          2,736
Total assets                   559,709        1,646         561,355        554,638        2,062        556,700
Total interest-
   bearing deposits             32,320        1,334          33,654         14,140        1,348         15,488
Total trading
    securities                      --           16              16             --          332            332

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Since June 2001, the Financial Accounting Standards Board ("FASB") have issued the following statements:

     (1) Statement No. 141 "Business Combinations"
     (2) Statement No. 142 "Goodwill and Other Intangible Assets"
     (3) Statement No. 143 "Accounting for Asset Retirement Obligations"
     (4) Statement No. 144 "Accounting for Impairment or Disposal of Long Lived Assets"

The Company believes that these statements either have not or will not have a significant impact on its earnings, financial condition or equity upon their respective adoption.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Form 10-Q, the Company may have included certain "forward looking statements", either express or implied, which concern anticipated future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-Q. The Company may have used "forward looking statements" to describe certain of its future plans and strategies including management's current expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy involve certain risks, uncertainties, estimates, and assumptions, which are subject to factors beyond the Company's control. Consequently, the Company's actual results could differ materially from management's expectations. Factors that could affect results include, but are not limited to, interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this Form 10-Q. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether written or oral that may be made from time to time by or on the Company's behalf.

GENERAL

The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which consists principally of loans and investment securities, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. Net interest income is determined by the Company's interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

The Company's results of operations also are affected by the provision for loan losses resulting from management's assessment of the allowance for loan losses; the level of its non-interest income, including investment service fees, account service fees and related income, and gains and losses from the sales of loans and securities; the level of its non-interest expense, including salaries and employee benefits, occupancy and equipment expense, data processing services, deposit insurance premiums, advertising, other operating costs; and income tax expense.

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

BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets primarily through internal growth and by expanding its operations. During fiscal 2002, the Company opened a new branch to broaden its deposit base and to introduce several new commercial lending and deposits products. The branch was opened in late January 2002.

The two primary objectives of the fiscal 2002 strategic plan are to increase loans, in particular commercial real estate and construction loans, consumer loans and core deposits (consisting of all deposits other than certificates of deposits). The Company's net loans increased by $15.25 million, or 4.43% from $343.96 million at June 30, 2001 to $359.21 million at March 31, 2002. The growth of core deposits was $28.61 million or 16.91% from $169.15 million at June 30, 2001 to $197.76 million at March 31, 2002.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 38.69% of its total loan portfolio at June 20, 2001 compared to 43.98% at March 31, 2002. Single-family and multi-family residential loans comprised 42.92% of the Company's loan portfolio at June 30, 2001 as compared to 37.63% at March 31, 2002.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans decreased slightly by $29 thousand to $1.15 million at March 31, 2002 with the decrease primarily related to residential real estate loans. The Company's ratio of non-performing loans to total loans was 0.33% and its allowance for loan losses to non-performing loans was 363.82% at June 30, 2001, while at March 31, 2002 the percentages were 0.21% and 394.14%, respectively.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $137.51 million at March 31, 2002 compared to $154.74 million at June 30, 2001. In addition, the Company had short-term interest-bearing deposits of $33.65 million at March 31, 2002 compared to $19.70 million at June 30, 2001.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, relatively low service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $197.76 million or 51.69% of the Company's total deposits at March 31, 2002, as compared to $169.15 million or 40.92% at June 30, 2001, a $28.61 million or 16.91% increase. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2002 is on increasing commercial and consumer core deposits and relying less on higher rate municipal deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

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

In general, interest rate risk is mitigated by closely matching the maturities or repricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Bank's interest-rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by the Board of Directors. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Company to accomplish this objective.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW accounts and savings deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at March 31, 2002 is on page 23.

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


                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $561.36 million at March 31, 2002 from $544.71 million at June 30, 2001, principally due to a $15.25 million increase in loans receivable, net to $359.21 million from $343.96 million at June 30, 2001 combined with a $13.96 million increase in interest-earning deposits from $19.70 million at June 30, 2001 to $33.65 million at March 31, 2002. These increases were partially offset by a $17.23 million decrease in investment securities from $154.72 million at June 30, 2001 to $137.49 million at March 31, 2002. Liabilities increased $14.34 million. Borrowings increased $34.13 million from $82.91 at June 30, 2001 to $117.04 million at March 31, 2002 and the Company issued $10.00 million of trust preferred securities. These increases were used to reduce deposits by $30.80 million from $413.35 million at June 30, 2001 to $382.56 million at March 31, 2002 as well as to fund the increase in assets noted above. The decline in deposits primarily resulted from decreases in higher rate municipal deposits in connection with the implementation of the Company's business plan.

Stockholders' equity increased $2.31 million to $42.41 million at March 31, 2002 from $40.10 million at June 30, 2001, primarily as a result of net income of $4.42 million. The increase in stockholders' equity was partially offset by, among other things, cash dividends of $1.28 million and an increase in net unrealized losses on securities available for sale, net of tax, of $854 thousand. The increase in common stock and additional paid in capital was due primarily to the 5% stock dividend paid in September 2001.

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


                                                                   THREE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      2002                                 2001
                                               --------------------------------     --------------------------------
                                                AVERAGE                 YIELD/       Average                 Yield/
                                                BALANCE      INTEREST   RATE         Balance      Interest    Rate
                                                --------     -------    -----       ---------     --------   ------
ASSETS:
  Loans (1)                                    $ 363,256     $ 6,583     7.25%      $ 346,785     $ 6,862     7.97%
  Securities and other investments (1)           149,907       1,939     5.17%        166,878       2,845     6.82%
                                               ---------------------                ---------------------
  Total interest-earning assets (1)              513,163       8,522     6.64%        513,663       9,707     7.60%
                                                             ----------------                     ----------------
  Non-interest earning assets                     35,178                               20,936
                                               ---------                            ---------
  TOTAL ASSETS                                 $ 548,341                            $ 534,599
                                               =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $ 374,876       2,327     2.52%      $ 414,882       4,492     4.39%
  FHLB advances and other borrowings (2)         100,227       1,348     5.45%         72,662       1,062     5.93%
                                               ---------------------                ---------------------
 TOTAL INTEREST-BEARING LIABILITIES (2)          475,103       3,675     3.14%        487,544       5,554     4.62%
                                               ------------------------------       ------------------------------
  Non-interest-bearing liabilities                30,850                                8,165
  Stockholders' equity                            42,388                               38,890
                                               ---------                            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 548,341                            $ 534,599
                                               =========                            =========
NET INTEREST INCOME/INTEREST RATE SPREAD                     $ 4,847     3.50%                    $ 4,153     2.98%
                                                                         ====                     ================
NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                  $  38,060                 3.83%      $  26,119                 3.28%
                                               =========                 ====       =========                 ====
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                            108%                                 105%
                                                                         ====                                 ====

                                                                   NINE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      2002                                 2001
                                               --------------------------------     --------------------------------
                                                AVERAGE                 YIELD/       Average                 Yield/
                                                BALANCE      INTEREST    RATE        Balance      Interest    Rate
                                                --------     -------    -----       ---------     --------   ------
ASSETS:
    Loans (1)                                  $ 357,426    $ 20,196     7.53%      $ 341,458    $ 20,350     7.94%
    Securities and other investments (1)         157,454       6,600     5.59%        156,624       8,256     7.03%
                                               ---------------------                ---------------------
    Total interest-earning assets (1)            514,880      26,796     6.94%        498,082      28,606     7.66%
                                                            -----------------                    -----------------
    Non-interest earning assets                   29,766                               23,848
                                               ---------                            ---------
    TOTAL ASSETS                               $ 544,646                            $ 521,930
                                               =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $ 392,584       8,942     3.03%      $ 399,689      13,387     4.46%
  FHLB advances and other borrowings (2)          87,808       3,782     5.74%         74,627       3,454     6.17%
                                               ---------------------                ---------------------
TOTAL INTEREST-BEARING LIABILITIES (2)           480,392      12,724     3.53%        474,316      16,841     4.73%
                                               ------------------------------       ------------------------------
  Non-interest-bearing liabilities                22,396                               10,053
  Stockholders' equity                            41,858                               37,561
                                               ---------                            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 544,646                             $521,930
                                               =========                            =========
NET INTEREST INCOME/INTEREST RATE SPREAD                    $ 14,072     3.41%                   $ 11,765     2.93%
                                                            =================                    ========     ====
NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                  $  34,488                 3.64%        $23,766                 3.15%
                                               =========                 ====       =========                 ====
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                            107%                                 105%
                                                                         ====                                 ====

(1) Yield calculated using 30/360 day basis.
(2) Yield calculated based on the actual number of days.

Net interest income, on a fully tax equivalent basis, increased 16.71% to $4.85 million and 19.61% to $14.07 million for the three- and nine-month periods ended March 31, 2002, compared to $4.15 million and $11.77 million, respectively, for the same periods in 2001 as the Company's interest expense decreased at a more rapid rate than its interest income. Total interest income, on a fully tax equivalent basis, decreased to $8.52 million and $26.80 million for the three- and nine-month periods ended March 31, 2002, from $9.71 million and $28.61 million for the same periods in 2001, primarily as a result of the effect of decreasing yields as market rates of interest declined during the periods and changes in average balances.

The average balance of interest-earning assets decreased $500 thousand to $513.16 million and increased $16.80 million to $514.88 million for the three- and nine-month periods ended March 31, 2002, respectively, from $513.66 million and $498.08 million, respectively, for the same periods in 2001. The increase in the nine-month period was primarily due to a $16.47 million and $15.97 million increase in the average balance of loans during the three- and nine-month periods at March 31, 2002, respectively. The decrease in interest income also resulted from 96 basis-point and 72 basis-point decreases in the yield on interest-earning assets to 6.64% and 6.94% for the three- and nine-month periods ended March 31, 2002, respectively, as the result of decreasing general market rates of interest experienced during most of 2001.

Total interest expense decreased to $3.68 million and $12.72 million from $5.55 million and $16.84 million for the respective three- and nine- month periods in 2002 and 2001. Such declines reflected, in large part, the decreases in the average rate paid on such liabilities to 3.14% and 3.53% for the three- and nine-month periods ended March 31, 2002, respectively, from 4.62% and 4.73% for the same periods in the prior year, as the result primarily of the continued decline in market rates of interest experienced throughout much of 2002. Also contributing to the decrease during the three-month period is the decrease in the average balance of interest-bearing liabilities of $12.44 million to $475.10 million. Offsetting part of the decrease for the nine-month period was an increase in the average balance of interest-bearing liabilities of $6.08 million to $480.39 million. In addition, interest expense for the nine-month period ended March 31, 2001 includes $104,000 for the loss in the time value of an interest rate cap. By December 31, 2001, the entire cost of the cap had been expensed.

The tax equivalent interest rate spread increased to 3.50% and 3.41% from 2.98% and 2.93%, respectively, and the average tax equivalent net yield on interest-earning assets increased to 3.83% and 3.64% from 3.28% and 3.15% for the three- and nine-month periods ended March 31, 2002 and 2001, respectively, due to the reasons discussed above.

PROVISION FOR LOAN LOSSES

The Company provided $149,000 and $427,000, an increase of $44,000 and $112,000 for loan losses during the three- and nine-months periods ended March 31, 2002 and 2001. These provisions have been added to the Company's allowance for loan losses due to the Company's focus on building a larger loan portfolio of commercial real estate and business loans, which typically carry a greater risk of loss than the Company's traditional loan portfolios, such as single-family residential mortgages and real estate loans. This change in the character of the loan portfolio, the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to an appropriate level. At March 31, 2002, the allowance for loan losses totaled $4.51 million or 1.25% of net loans (before allowance), compared to $4.26 million or 1.24% of net loans at June 30, 2001. As a percentage of non-performing assets, the allowance for loan losses was 394% at March 31, 2002, compared to 364% at June 30, 2001, and further compared to 370% at December 31, 2001.

OTHER INCOME

Total other income increased $181 thousand to $1.56 million and $658 thousand to $4.83 million during the three- and nine-month periods ended March 31, 2002, as compared to $1.38 million and $4.18 million during the same periods in 2001. For the three- and nine-month periods respectively, service charges increased $71,000 and $178,000 because of increases in the number of accounts and activity, sale of loans with servicing decreased $7,000 and increased $86,000, miscellaneous other income remained unchanged for the three months and increased $17,000 for the nine months, and gains on available for sale securities increased $110,000 and $694,000 primarily because of a loss on the impairment of securities of $291,000 that was recognized in December 2001. These increases were offset by a decrease in gains of trading account securities of $245,000 for the nine-month period, and the Company experienced a decrease of $72,000 in investment services income during the nine-month period ended March 31, 2002.

OPERATING EXPENSES

Total operating expenses increased by $409,000 or 11.00% and $239,000 or 2.03% to $4.13 million and $12.01 million, respectively, for the three- and nine-month periods ended March 31, 2002 as compared to the same periods in 2001. The reasons for the increases in operating expenses for the three- and nine-month periods in fiscal 2002 are as follows: (i) salaries and employee benefits increased $302,000 or 14.58% and $700,000 or 11.28% resulting from normal salary adjustments effective July 1, 2001, additional officer level staff, anticipated year end bonuses and the general increase in employee benefit costs; (ii) occupancy and equipment expense increased $111,000 or 19.61% resulting from the expansion of the Company's corporate headquarters and decreased $5,000 or 0.28%;
(iii) data processing costs increased $2,000 or 0.79% and $56,000 or 7.71% resulting principally from the introduction of our new computerized customer services including E Services Products (E Bank for internet banking, E Voice for 24 hour telephone banking and E Corp for business banking); (iv) advertising expense increased $1,000 or 1.85% and decreased $348,000 or 76.48% resulting primarily from the Bank replacing print advertising with a more cost effective, proactive direct sales approach; (v) other costs and expenses decreased $7,000 or 0.93% and $168,000 or 6.57% primarily from decreases in consulting, printing, donations and supplies.

INCOME TAX EXPENSE

The Company recorded a $456,000 and a $1.43 million expense for the three- and nine-month periods ended March 31, 2002, respectively, as compared to $278,000 and $296,000 for the same periods in 2001. The increase in income tax expense for the three- and nine-month periods ended March 31, 2002 is due to higher pre-tax income and a lower portion of the Company's pre-tax income comprised of tax-free interest income. For the three- and nine-month periods ended March 31, 2002 the effective tax rate increased to 23.57% and 24.48% from 19.07% and 9.76% for the same periods in the prior year.


                                  ASSET QUALITY

Non-performing loans are comprised of non-accrual loans totaling $1.15 million and $1.17 million at March 31, 2002 and June 30, 2001, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. At March 31, 2002, the Company did not have any loans greater than 90 days delinquent, which were accruing interest. Non-performing loans to total assets were .23% at March 31, 2002 compared to .22% at June 30, 2001, and .18% at December 31, 2001. Non-performing loans, which totaled $1.15 million at March 31, 2002 consisted of 14 single-family residential mortgage loans aggregating $1.04 million and non-performing consumer and commercial business loans totaling $105 thousand.

At March 31, 2002 the Company's classified loans, which consisted of loans classified as special mention, substandard, doubtful or loss totaled $6.06 million compared to $4.84 million at June 30, 2001, and further compared to $6.68 million at December 31, 2001. Included in loans classified substandard at March 31, 2002 and December 31, 2001, and at June 30, 2001, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included as classified loans at March 31, 2002 were loans totaling $5.06 million, which are current but have been listed as either special mention or substandard and are being closely monitored.

In addition to classified loans, the Company has also classified three Municipal Authority Bond investments with an aggregate balance of $8.12 million at March 31, 2002. These investments are performing but have characteristics which warranted management to classify the investments. Two of the investments totaling $5.98 million involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long-term leases with renewal options and the third investment of $2.14 million involves low-income housing in Chester County under a Housing and Urban Development Program. At this time, these investments have potential weaknesses, which may, if not corrected, result in increased risk of loss at some future date.


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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At March 31, 2002, the Company had $1.03 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $23.39 million and $31.66 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 15, 2001, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid on September 14, 2001. The Board also declared a $.10 per share cash dividend that was paid in December 2001 and March 2002. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At March 31, 2002, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2001.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW and savings deposits are sensitive to interest rate changes. Accordingly, some of the interest sensitive portions of such liabilities are classified in the less than one year categories with the remainder placed in the other categories. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At March 31, 2002, the Company serviced $12.27 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at March 31, 2002.

                               INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 2002
                                              (Dollars in thousands)

                                                                             MORE THAN            MORE THAN          MORE THAN
                                                                          THREE MONTHS           SIX MONTHS           ONE YEAR
                                                       THREE MONTHS            THROUGH              THROUGH            THROUGH
                                                            OR LESS         SIX MONTHS             ONE YEAR        THREE YEARS
                                                   -----------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
      Real estate (2)                                      $ 55,194           $ 16,377             $ 27,998           $ 66,715
      Commercial business                                    22,765              1,118                1,735              5,950
      Consumer                                               26,984              6,703                7,751             12,654
   Securities and interest-bearing deposits (3)              86,167             11,401                8,283             14,831
                                                   -----------------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                           $191,110           $ 35,599             $ 45,767           $100,147
                                                   -----------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                        $    705             $  706             $  1,418            $ 5,746
   NOW accounts                                               1,379              1,381                2,771             11,196
   Money market accounts                                      8,628              8,676               17,499             15,684
   Certificate accounts                                      53,117             26,192               27,693             67,198
   Repo sweep                                                18,130                 --                   --                 --
   Borrowings                                                 3,544              3,245                8,249              7,216
                                                   -----------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                      $ 85,503           $ 40,200             $ 57,630           $107,040
                                                   -----------------------------------------------------------------------------

Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities                  $105,607           $101,006             $ 89,143            $82,250
                                                          =========           ========             ========           ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities              223.5%             180.4%               148.6%             128.3%
                                                          =========           ========             ========           ========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                                18.9%              18.1%                16.0%              14.7%
                                                          =========           ========             ========           ========




                                                       MORE THAN
                                                     THREE YEARS
                                                         THROUGH         MORE THAN
                                                      FIVE YEARS        FIVE YEARS             TOTAL
                                                   -------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
      Real estate (2)                                   $ 57,027          $ 75,387          $263,233
      Commercial business                                  2,464                --            34,032
      Consumer                                             6,314             6,917            67,323
   Securities and interest-bearing deposits (3)            8,936            41,633           171,251
                                                   -------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                        $ 74,741          $ 88,475          $535,839
                                                   -------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                     $  5,865           $15,198          $ 29,638
   NOW accounts                                           11,376            29,248            57,351
   Money market accounts                                  16,221                --            66,708
   Certificate accounts                                    5,887             4,710           184,797
   Repo sweep                                                 --                --            18,130
   Borrowings                                              4,492            72,164            98,910
                                                   -------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                   $ 43,841          $121,320          $455,534
                                                   -------------------------------------------------

Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities               $113,150          $ 80,305          $ 80,305
                                                        ========          ========          ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities           133.9%            117.6%            117.6%
                                                        ========          ========          ========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                             20.3%             14.4%             14.4%
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


                                        Chester Valley Bancorp Inc.


Date          05/14/02                  /s/ Donna M. Coughey
    -----------------------------       ---------------------------------------
                                        Donna M. Coughey
                                        President and Chief Executive Officer


Date         05/14/02                   /s/ Albert S. Randa
    -----------------------------       ---------------------------------------
                                        Albert S. Randa, CPA
                                        CFO and Treasurer