Form 10-K
period 2002-06-30
CHESTER VALLEY BANCORP INC
filed 2002-09-16
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    FOR THE FISCAL YEAR ENDED:  JUNE 30, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. X
               -----

As of September 1, 2002, the aggregate value of the 3,656,359 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 654,582 shares held by all directors and officers of the registrant as a group, was approximately $59.42 million. This figure is based on the closing sales price of $16.25 per share of the registrant's Common Stock on September 1, 2002.

Number of shares of Common Stock outstanding as of September 1, 2002:  4,310,941


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2002 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.

                                      INDEX
                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.    Business.......................................................... 1
Item 2.    Properties........................................................28
Item 3.    Legal Proceedings.................................................30
Item 4.    Submission of Matters to a Vote of Security Holders...............30


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters...........................................................30
Item 6.    Selected Financial Data...........................................31
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................32
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........43
Item 8.    Financial Statements and Supplementary Data.......................46
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................73


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................73
Item 11.   Executive Compensation............................................73
Item 12.   Security Ownership of Certain Beneficial Owners and Management....73
Item 13.   Certain Relationships and Related Transactions....................73


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..73


Signatures ..................................................................75


Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,
   as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
   Act of 2002    ...........................................................76

FORWARD LOOKING STATEMENTS

     In this Annual Report on Form 10-K (the "Form-10-K"), the Company has included certain "forward looking statements", either express or implied, which concern anticipated future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-K. The Company may have used "forward looking statements" to describe certain of its future plans and strategies including management's current expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy involve certain risks, uncertainties, estimates, and assumptions, which are subject to factors beyond the Company's control. Consequently, the Company's actual results could differ materially from management's expectations. Factors that could affect results include, but are not limited to, interest rate trends, competition, the general economic climate in Chester County, the mid-Atlantic region and the United States as a whole, loan demand, loan delinquency rates and changes in asset quality, changes in monetary and fiscal policies of the United States Government, changes in federal and state regulation, changes in accounting policies and practices as may be adopted by bank regulatory agencies and the Financial Accounting Standards Board and other uncertainties described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this Form 10-K. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether written or oral, that may be made from time to time by or on the Company's behalf.

PART I.

ITEM 1.  BUSINESS

GENERAL

     Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a savings association, and Philadelphia Corporation for Investment Services ("PCIS"), a full-service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank from a Pennsylvania-chartered savings association. As a consequence of such charter conversion, the Holding Company became a bank holding company that has also been designated as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company. The Bank provides a wide range of banking services to individual and corporate customers through its nine full-service branch offices located in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services, funding these activities primarily with retail and business deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

     References to the Company include its wholly owned subsidiaries, the Bank and PCIS, unless the context of the reference indicates otherwise.

MARKET AREA AND COMPETITION

     The Bank's primary market area includes Chester County and sections of the four contiguous counties (Delaware, Montgomery, Berks, and Lancaster) in Pennsylvania. Chester County, in which all of the Bank's offices are located, continues to grow in terms of economic development and population growth. The segment of the market served by the Company from a business perspective is primarily industrially oriented and demographically is comprised of middle and upper income households.

     Customer deposits with First Financial are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). Prior to the Bank's conversion to a commercial bank, it was also subject to regulation and examination by the Office of Thrift Supervision ("OTS"). It is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh ("FHLBP"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. The Holding Company, as a registered bank holding company, is subject to examination and regulation of the Federal Reserve Board.

COMPETITION

     First Financial encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, savings associations, savings banks and credit unions conducting business in its primary market area. The Bank also encounters competition for deposits from money market and other mutual funds, as well as corporate and government securities and insurance companies. The principal methods used by the Bank to attract deposit accounts include offering a variety of services and interest rates and providing convenient office locations and expanded banking hours. The Bank's competition for real estate and other loans comes principally from other savings institutions, credit unions, commercial banks, mortgage banking companies, insurance companies, and other lenders. First Financial competes successfully for loans through interest rates, loan maturities, loan fees and the quality of service extended to borrowers and real estate brokers.

     PCIS is engaged in securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the National Association of Securities Dealers, Inc. (the "NASD"), commercial banks and savings associations, insurance companies, investment companies, and financial consultants. PCIS competes effectively against other firms in its brokerage and asset management services because of its quality service, its excellent reputation, the results produced and its competitive pricing.

EMPLOYEES

     The Company had 139 full-time employees and 30 part-time employees as of June 30, 2002. None of these employees are represented by a collective bargaining agent and the Company believes that it enjoys good relations with its personnel.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

     The Company's net loan portfolio (net of undisbursed proceeds, deferred fees and allowance for loan losses) totaled $363.70 million at June 30, 2002, representing approximately 64.3% of the Company's total assets of $566.03 million at that date.

     The following table presents information regarding the composition of the Company's loan portfolio at the dates indicated.


                                                               AT JUNE 30,
                                     -------------------------------------------------------------------
                                             2002                  2001                     2000
                                     ------------------     ------------------      --------------------
                                                  % OF                   % OF                    % OF
                                                 TOTAL                  TOTAL                   TOTAL
                                       AMOUNT    LOANS       AMOUNT     LOANS        AMOUNT     LOANS
                                     ------------------     ------------------      ---------------------
                                                          (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family                    $127,072    32.4%      $148,805    40.2%       $167,451    46.8%
    Multi-family                        6,679     1.7%            --     0.0%             --     0.0%
  Commercial                          103,985    26.5%        82,890    22.4%         66,221    18.5%
  Construction and land
    acquisition(1)                     48,470    12.3%        46,243    12.5%         42,372    11.8%
                                     -----------------      -----------------       -----------------
      Total real estate loans         286,206    72.9%       277,938    75.1%        276,044    77.1%
Commercial business loans(2)           36,774     9.4%        27,653     7.4%         19,358     5.4%
Consumer loans(3)                      69,538    17.7%        64,756    17.5%         62,433    17.5%
                                     -----------------      -----------------       -----------------
      Total loans receivable          392,518   100.0%       370,347   100.0%        357,835   100.0%

Less:
  Loans in process                    (22,833)               (20,528)                (20,908)
  Allowance for loan losses            (4,588)                (4,264)                 (3,908)
  Deferred loan fees                   (1,533)                (1,592)                 (1,713)
                                     --------               --------                --------
      Net loans receivable            363,564                343,963                 331,306

Loans held for sale, single-family
  residential mortgages                   138                  2,350                      --
                                     --------               --------                --------
Net loans receivable and loans held
  for sale                           $363,702               $346,313                $331,306
                                     ========               ========                ========




                                                    AT JUNE 30,
                                      ----------------------------------------
                                             1999                    1998
                                      -----------------      -----------------
                                                  % OF                    % OF
                                                  TOTAL                  TOTAL
                                       AMOUNT     LOANS       AMOUNT     LOANS
                                      -----------------      -----------------
                                             (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family                     $156,514    50.8%      $154,755    53.3%
    Multi-family                           828     0.3%           873     0.3%
  Commercial                            55,197    17.9%        41,002    14.1%
  Construction and land
    acquisition(1)                      29,339     9.5%        30,646    10.5%
                                      -----------------      -----------------
      Total real estate loans          241,878    78.5%       227,276    78.2%
Commercial business loans(2)            14,708     4.8%        11,437     3.9%
Consumer loans(3)                       51,416    16.7%        51,829    17.9%
                                      -----------------      -----------------
      Total loans receivable           308,002   100.0%       290,542   100.0%

Less:
  Loans in process                     (11,393)               (12,380)
  Allowance for loan losses             (3,651)                (3,414)
  Deferred loan fees                    (1,570)                (1,620)
                                      --------               --------
      Net loans receivable             291,388                273,128

Loans held for sale, single-family
  residential mortgages                     --                  1,101
                                      --------               --------
Net loans receivable and loans held
  for sale                            $291,388               $274,229
                                      ========               ========


---------------
(1) Includes construction loans for both residential and commercial real estate properties.
(2) Consists primarily of loans secured by accounts receivable, inventory, equipment and general corporate assets.
(3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.

CONTRACTUAL MATURITIES

     The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 2002, by categories of loans. Loans are included in the period in which they mature. Loans held for sale are not included.


                                                                PRINCIPAL REPAYMENTS
                                                  CONTRACTUALLY DUE IN YEAR(S) ENDED JUNE 30,
                                                  -------------------------------------------
                                                              (In Thousands)
                                       TOTAL
                                    OUTSTANDING
                                         AT                                         2008
                                      JUNE 30,                        2004-         AND
                                        2002            2003          2007       THEREAFTER
                                    -----------      ----------    ----------   -----------
Real estate loans:
  Residential                        $133,751        $ 19,541      $ 16,790      $ 97,420
  Commercial                          103,985          18,270        61,481        24,234
  Construction and land acquisition    48,470          24,568        19,749         4,153
Commercial business loans              36,774          18,414        12,940         5,420
Consumer loans                         69,538          26,579        16,988        25,971
                                     --------        --------      --------      --------
      TOTAL LOANS RECEIVABLE         $392,518        $107,372      $127,948      $157,198
                                     ========        ========      ========      ========


     The following table sets forth, as of June 30, 2002, the dollar amount of all loans contractually due after June 30, 2003, which have fixed interest rates and floating or adjustable rates.


                                                     CONTRACTUAL OBLIGATIONS
                                                     DUE AFTER JUNE 30, 2003
                                          --------------------------------------------
                                                          FLOATING/
                                            FIXED        ADJUSTABLE
                                            RATES           RATES            TOTAL
                                          --------------------------------------------
                                                          (In Thousands)
Real estate loans:
  Residential                             $ 90,973        $ 23,237         $114,210
  Commercial                                18,015          67,700           85,715
  Construction and land acquisition            335          23,567           23,902
Commercial business loans                   12,693           5,667           18,360
Consumer loans                              42,959              --           42,959
                                          ------------------------------------------
      TOTAL LOANS                         $164,975        $120,171         $285,146
                                          ==========================================

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

ORIGINATION, PURCHASE AND SALE OF LOANS

     Commercial, multi-family residential real estate and consumer loans are originated directly by the Bank through salaried loan officers. Salaried employees originated single-family residential real estate loans during part of fiscal 2002 but starting in the second quarter of fiscal 2002, the Bank stopped originating these loans in house and began using a third party to handle all originations, processing and sales of single-family residential real estate loans. All of the residential real estate loans originated by the Bank using the third party are immediately sold and the Bank recognizes a gain or loss on the sale.

     Prior to changing its method of origination single-family residential loans in 2002, the Bank had periodically identified certain loans as held for sale at the time of origination. These loans consist primarily of fixed-rate, single-family residential mortgage loans. See Loans Held for Sale within Note - 1 of Notes to the Consolidated Financial Statements.

LOAN PRODUCTS

     The Bank offers a broad array of loan products with competitive terms and conditions to both individuals and to businesses. In prior years, loan activity has been primarily focused on the origination of mortgage loans collateralized by single-family residential properties. However, in recent years, the Bank has substantially expanded its involvement in commercial real estate lending as well as commercial business lending as part of its strategic shift, which shift culminated in the Bank's conversion to a commercial bank in September 2001. As a result of the changing composition of the Bank's loan portfolio, loans secured by single-family properties have declined as a percentage of the portfolio from 53.3% at June 30, 1998 to 32.4% at June 30, 2002. Commercial real estate and commercial business loans in the aggregate increased from 18.0% to 35.9% at such dates, respectively. The Bank has also continued to remain an active construction and land acquisition loan originator, with such loans accounting for 12.3% of the Bank's total loan portfolio as of June 30, 2002. In order to meet the wide-ranging needs of its customers, the Bank has also marketed aggressively a variety of consumer loans, including home equity loans and lines of credit.

     The Bank originates residential real estate loans secured by properties located primarily in southeastern Pennsylvania. These loans are generally to first time homebuyers and are both fixed-rate and adjustable-rate loans with amortization periods up to 30 years.

     The Bank provides a wide range of commercial lending products. These products include commercial and multi-family real estate construction, residential development and land acquisition loans and commercial business loans. Commercial real estate loans normally are secured by properties located in Chester County or the four counties contiguous to it. The substantial majority of such loans bear adjustable interest rates with amortization terms of 20 years or less.

     Commercial business loans are generally made to small and medium sized companies located in the Bank's primary market area. Although the Bank makes both secured and unsecured loans, the majority of these loans are on a secured basis. New commercial business loans are typically secured by accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. Commercial business loans are originated with both fixed and adjustable rates with the adjustable interest rates being prime-based. These loans typically are originated for terms ranging from one to five years.

     The Bank's consumer loans are primarily loans to individuals originated through its branch network. The majority of its originations are home equity credit lines secured by a second mortgage on the primary residence of the borrower. These lines of credit generally have a prime-based interest rate. The

Bank also originates home equity loans that bear fixed interest rates and generally have terms of 15 years or less. Home equity loans and lines of credits aggregated $61.7 million at June 30, 2002.

REGULATORY REQUIREMENTS AND UNDERWRITING POLICIES

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to the parity provisions of the Pennsylvania Banking Code of 1965 ("Banking Code"), the aggregate loans that the Company may make to any borrower and its affiliates is limited to 15% of unimpaired capital for unsecured loans and 25% of capital for loans secured by readily marketable collateral. At June 30, 2002, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $8.27 million. At June 30, 2002, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $5.87 million, and is in conformity with the current loans to one borrower regulations described above.

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

LOAN FEE AND SERVICING INCOME

     In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments, prepayments, repayments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. At June 30, 2002, the Bank was servicing $23.7 million of loans for others, substantially all of which were whole loans sold by the Bank to the FHLMC.

     Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. However, in the event the related loan is sold or repaid prior to maturity, any deferred loan fees or costs remaining with respect to such loan are taken into income.

NON-PERFORMING LOANS AND REAL ESTATE OWNED

     If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. However, under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. This provision of Pennsylvania law, as well as others, may delay for several months the Bank's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform FNMA/FHLMC lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, require notice and a right to cure similar to that provided under Pennsylvania law.

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

     If foreclosure is effected, and the Bank acquires the real estate, it is included in the Company's real estate owned account until it is sold. When property is acquired, it is recorded at the lower of carrying value or fair value less disposal cost at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized to the extent they do not exceed the property's fair value. No loss reserves are maintained on REO and future write-downs for cost beyond the fair value are expensed.

     For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At June 30, 2002, the Company did not have any impaired loans. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans or a portion thereof are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

     The following table sets forth information regarding non-accrual loans and REO held by the Company at the dates indicated. The Company did not have, at any of the dates presented any (i) loans which are 90 days or more delinquent but on which interest is being accrued or (ii) loans which were classified as restructured troubled debt.

                                                   AT JUNE 30,
                                -----------------------------------------------
                                 2002     2001      2000      1999      1998
                                ------- -------    ------    ------    -------
                                          (Dollars in Thousands)
NON-ACCRUAL LOANS:

Residential real estate loans $ 858 $ 952 $ 735 $ 568 $ 771 Commercial and multi-family
   residential real estate loans    --       --        --        --        --
Construction and land loans         --       --        --        --        55
Commercial business loans           --       --        --       258        --
Consumer loans                      86      220       207       107       420
                                -------  ------    ------    ------    ------
Total non-accrual loans         $  944   $1,172    $  942    $  933    $1,246
                                =======  ======    ======    ======    ======

Total non-accrual loans
  to total assets                 0.17%    0.22%     0.19%     0.21%     0.33%

Total REO                           40       --        --        --        --

Total non-accrual loans and
  REO to total assets             0.17%    0.22%     0.19%     0.21%     0.33%

     At June 30, 2002, non-accrual real estate loans included eleven residential mortgage loans aggregating $858,000, all secured by single-family residential properties.

     The total amount of non-performing loans was $944,000, $1,172,000 and $942,000 at June 30, 2002, 2001, and 2000, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the respective periods, the gross amount of interest income for fiscal 2002, 2001, and 2000 that would have been recorded for these loans would have been $194,800, $159,900, and $82,000, respectively. Interest income on these non-performing loans included in income for fiscal 2002, 2001, and 2000 amounted to $113,800, $22,500, and $24,000, respectively.

ALLOWANCES FOR LOSSES ON LOANS AND CLASSIFIED LOANS

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

     For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the years ended June 30, 2002, 2001 and 2000, the recorded investment in impaired loans was not significant. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

     At June 30, 2002, the Bank's allowance for loan losses was $4.59 million or 1.26% of total net loans receivable and 486.0% of total non-performing loans compared to $4.26 million or 1.23% of net loans receivable and 363.8% of total non-performing loans at June 30, 2001. The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                              AS OF JUNE 30,
                                           ---------------------------------------------------
                                            2002       2001       2000       1999       1998
                                           ------     ------     ------     ------     ------
                                                               (In Thousands)
Allowance at beginning of period           $4,264     $3,908     $3,651     $3,414     $2,855

Loans charged off against the allowance:
   Residential real estate                   (142)       (29)        (8)       (58)       (12)
   Commercial business                         --         --       (131)        --         --
   Consumer                                   (87)       (75)       (32)      (119)       (69)
                                           ------     ------     ------     ------     ------
Total charge-offs                            (229)      (104)      (171)      (177)       (81)

Recoveries:
   Residential real estate                     --          4         --         --         21
   Commercial business                         --          2          2         --         --
   Consumer                                     6          9          6         24         13
                                           ------     ------     ------     ------     ------
Total recoveries                                6         15          8         24         34

Net charge-offs                              (223)       (89)      (163)      (153)       (47)

Provision for loan losses charged to
  operating expenses                          547        445        420        390        606
                                           ------     ------     ------     ------     ------
Allowance at year end                      $4,588     $4,264     $3,908     $3,651     $3,414
                                           ======     ======     ======     ======     ======

Ratio of net charge-offs to
  average loans outstanding                  0.06%      0.03%      0.05%      0.05%      0.02%
                                           ======     ======     ======     ======     ======
Ratio of allowance to period-end
  net loans                                  1.26%      1.23%      1.18%      1.24%      1.23%
                                           ======     ======     ======     ======     ======

     The following table presents information regarding the Company's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio.


                                                                           AT JUNE 30,
                                  ---------------------------------------------------------------------------------------------
                                         2002               2001              2000               1999               1998
                                  -----------------  -----------------  -----------------  -----------------  -----------------
                                             % OF               % OF               % OF               % OF                % OF
                                             LOANS              LOANS              LOANS              LOANS               LOANS
                                           TO TOTAL           TO TOTAL           TO TOTAL            TO TOTAL            TO TOTAL
                                   AMOUNT    LOANS   AMOUNT     LOANS   AMOUNT     LOANS   AMOUNT     LOANS   AMOUNT      LOANS
                                  -----------------  -----------------  -----------------  -----------------  -----------------
                                                                                             (In Thousands)
Residential real estate loans     $   402    34.1%   $   537    40.2%   $   700    46.8%   $   638    53.6%   $   789     53.6%
Commercial real estate loans        1,707    26.5%     1,547    22.4%     1,553    18.5%     1,415    14.1%     1,050     14.1%
Construction and land loans           279    12.3%       200    12.5%       241    11.8%       194    10.5%       201     10.5%
Commercial business loans           1,450     9.4%     1,267     7.4%       632     5.4%       726     3.9%       357      3.9%
Consumer loans                        750    17.7%       713    17.5%       782    17.5%       678    17.9%     1,017     17.9%
                                  ---------------    ---------------    ---------------    ---------------    ----------------
Total allowance for loan losses   $ 4,588   100.0%   $ 4,264   100.0%   $ 3,908   100.0%   $ 3,651   100.0%   $ 3,414    100.0%
                                  ===============    ===============    ===============    ===============    ================

Total allowance for loan losses
  to total non-performing loans     486.0%             363.8%             414.9%             391.3%             274.0%
                                  -------             ------            -------             ------            -------

Total non-performing loans        $   944             $1,172            $   942             $  933            $ 1,246
                                  =======             ======            =======             ======            =======

     The Company monitors the quality of its loans on a regular basis and classifies them under a classification system that has three categories: (i) substandard, (ii) doubtful and (iii) loss. A loan may fall within more than one category and a portion of the asset may remain unclassified. The Company is required to review the classification of its loans on a regular basis. In addition, in connection with the examinations of First Financial by the FDIC and the Department, the examiners have the authority to identify problem loan and, if appropriate, classify them and/or require adjustments to the carrying value of such assets.

     Loans classified substandard are considered inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

     Loans classified doubtful are considered to have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

     Loans classified loss are considered uncollectable and of such little value that their continuance as assets is not warranted. After charging off a loan, the Company continues its efforts to obtain a recovery on the loan.

     At June 30, 2002, the Company's classified loans, which consisted of loans classified as substandard or doubtful, totaled $6.24 million. Included in the loans classified substandard at June 30, 2002 were all loans 90 days past due and loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, and have a well-defined weakness that may jeopardize the liquidation of the debt.

     The loans designated as special mention by the Company amounted to $3.88 million at June 30, 2002. Although special mention loans are not considered or classified as substandard, doubtful or loss, they do have a potential weakness which may, if not corrected, result in increased risk of loss at some future date.

SECURITIES ACTIVITIES

     Historically, interest and dividends on securities have provided the Company with a significant source of revenue. At June 30, 2002, the Company's securities portfolio and interest-bearing deposits aggregated $171.75 million or 30.3% of its total assets.

     The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the income statement. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. At June 30, 2002, the Company had a net unrealized loss on securities available for sale, net of taxes, of $649,000. The following table sets forth the Company's securities portfolio and interest-earning deposits at carrying value at the dates indicated.

                                                                 AT JUNE 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   -------    --------

Interest-bearing deposits                              $ 29,163   $ 19,698   $  8,164
Trading account securities(1)                                16         16     12,838
Investment securities held to maturity:
   U.S. Government and agency obligations                 6,376     36,681     25,110
   Municipal notes and bonds(2)                           8,215         --      8,332
   Mortgage-backed securities                            21,310        503        640
   Other                                                  5,279      4,190      5,739
                                                       --------   --------   --------
     Total investment securities held to maturity        41,180     41,374     39,821
                                                       --------   --------   --------


Investment securities available for sale:
   U.S. Government and agency obligations                 3,401     31,714     26,639
   Municipal notes and bonds(2)                          30,195     34,624     34,160
   Mortgage-backed securities                            24,696     11,814     13,804
   Equity securities                                      1,346      1,048        858
   Debt securities                                       18,436     15,634     14,798
   Agency-backed securities(3)                           23,319     18,516      2,209
                                                       --------   --------   --------
     Total investment securities available for sale     101,393    113,350     92,468
                                                       --------   --------   --------
     Total securities and interest-bearing deposits    $171,752   $174,438   $153,291
                                                       ========   ========   ========

(1) During the first quarter of fiscal 2001, the Bank discontinued the use of its trading account.

(2) The income from municipal notes and bonds is generally non-taxable for federal and state purposes. The $7.9 million or 18.5% decrease in municipal notes and bonds in fiscal 2001 is primarily the result of the sale of $4.1 million of bonds in January 2001 and the redemption of $2.6 million of bonds in May 2001.

(3) Includes agency-backed collateralized mortgage obligations and student loan securities.

     The contractual maturity or repricing characteristics of the Company's investment portfolio is considerably more interest rate sensitive than that of its loan portfolio. Consequently, the investment portfolio provides a significant source of liquidity and protection against interest rate risk. The weighted average term to maturity or repricing of the Company's investment securities held to maturity was 13.2 years at June 30, 2002.

     Investments include three Municipal Authority Revenue Bond investments that had an aggregate balance of $7.1 million at June 30, 2002, after a write-down on two of the bonds totaling $955,000. After the write-down, two of the bonds have a carrying value of $5.6 million and both of these bonds involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long term lease arrangements with renewal options. Of the total balance of $5.6 million, $865 thousand are interest bearing bonds and the remainder of $4.7 million are zero coupon bonds with maturities extending up to June 2034.

     The third classified bond has a balance, after write-down, of $1.5 million, an interest rate of 6% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a Housing and Urban Development Program. The Office of Housing and Urban Development (HUD) has indicated that it will provide funds to build additional housing which would be donated to this bond issue and, when sold, would reduce the losses incurred on the bonds.

     These classified investments are closely monitored and fairly stated at June 30, 2002 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

     The amortized cost and estimated fair value of investment securities at June 30, 2002, by contractual maturity, are shown below.

                                                                      WEIGHTED
                                               AMORTIZED  ESTIMATED    AVERAGE
                                                  COST    FAIR VALUE    YIELD
                                               ---------  ----------  --------
                                                    (Dollars in Thousands)
HELD TO MATURITY
  Due in one year or less                      $  3,300   $  3,329      6.70%
  Due after one year through five years           1,801      1,800      6.07%
  Due after five years through ten years            988        953      5.00%
  Due after ten years                            29,812     30,078      5.83%
  No stated maturity                              5,279      5,279      0.00%
                                               --------   --------      ----
  TOTAL HELD TO MATURITY                       $ 41,180   $ 41,439      5.14%
                                               --------   --------      ----

AVAILABLE FOR SALE
  Due in one year or less                      $  4,403   $  4,410      4.56%
  Due after one year through five years           6,899      7,022      4.76%
  Due after five years through ten years         11,022     11,128      4.09%
  Due after ten years                            78,655     77,487      5.13%
  No stated maturity                              1,429      1,346      0.00%
                                               --------   --------      ----
  TOTAL AVAILABLE FOR SALE                     $102,408   $101,393      4.90%
                                               --------   --------      ----
  TOTAL INVESTMENT SECURITIES                  $143,588   $142,832      4.97%
                                               ========   ========      ====

     The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

     As of June 30, 2002, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

SOURCES OF FUNDS

GENERAL

     Deposits obtained through branch offices have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company also derives funds from amortization and prepayments of outstanding loans and investments and sales of loans. From time to time, the Company also may borrow funds from the FHLBP and other sources. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or other inflows at less than projected levels, as well as on a longer term basis to support expanded lending and investment activities.

DEPOSITS

     The Company obtains deposits primarily from residents of Chester County, and to a lesser extent Berks, Delaware, Lancaster and Montgomery Counties, Pennsylvania. Currently, the principal methods used by First Financial to attract deposit accounts include the offering of services and a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. Other than during times of inverse or flat yield curves, the Bank has adopted a pricing program for its certificate accounts which provides for higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities, thus reducing the interest rate sensitivity of the Company's deposit portfolio. First Financial also offers a tiered money market account that pays higher interest on higher balances so as to maintain a relatively stable core of deposits even when its certificate accounts mature.

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

     The following table shows the balances of the Company's deposits as of the dates indicated:


                                                                    AT JUNE 30,
                                   -----------------------------------------------------------------------------
                                             2002                       2001                       2000
                                   -----------------------    ----------------------     -----------------------
                                                               (Dollars in Thousands)

                                                    % OF                      % OF                       % OF
                                    AMOUNT        DEPOSITS     AMOUNT       DEPOSITS      AMOUNT        DEPOSITS
                                   --------       --------    --------      --------     --------       --------
Non-interest-bearing accounts      $ 44,890        11.6%      $ 38,840         9.4%      $ 38,192        10.1%
NOW checking accounts                55,307        14.3%        43,467        10.5%        38,652        10.2%
Savings accounts                     31,560         8.2%        26,414         6.4%        26,636         7.0%
Money market accounts                65,411        17.0%        60,430        14.6%        41,690        11.0%
Certificates of deposit less than
  $100,000                          120,810        31.3%       124,601        30.2%       126,910        33.6%
Certificates of deposit with
  $100,000 minimum balance           68,002        17.6%       119,600        28.9%       106,398        28.1%
                                   --------------------       --------------------       --------------------
     Total deposits                $385,980       100.0%      $413,352       100.0%      $378,478       100.0%
                                   ====================       ====================       ====================


     The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 2002.


                                                                     BALANCES AT JUNE 30, 2002 MATURING
                                                              ------------------------------------------------
                                                                               (In Thousands)
                                                   AT          WITHIN        THREE        SIX TO       AFTER
                                                JUNE 30,       THREE         TO SIX       TWELVE       TWELVE
                                                  2002         MONTHS        MONTHS       MONTHS       MONTHS
                                                -------        -------       ------       ------       -------
Certificates of deposit with $100,000
   minimum balance                              $68,002        $15,473       $3,722       $9,165       $39,642
                                                =======        =======       ======       ======       =======

     The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.


                                                                  YEAR ENDED JUNE 30,
                                      ----------------------------------------------------------------------------
                                               2002                      2001                      2000
                                      -----------------------  ------------------------- -------------------------
                                                                (Dollars in Thousands)
                                                      AVERAGE                  AVERAGE                    AVERAGE
                                         AVERAGE       RATE       AVERAGE       RATE       AVERAGE         RATE
                                         BALANCE       PAID       BALANCE       PAID       BALANCE         PAID
                                        --------     --------    --------     --------    --------       --------
NOW Checking accounts                   $ 48,644       0.89%     $ 41,218       1.55%     $ 37,667         1.57%
Savings accounts                          27,524       1.16%       25,142       1.96%       27,017         1.74%
Money market accounts                     63,651       2.25%       54,494       4.49%       43,178         3.99%
Certificates of deposit less than
  $100,000                               119,072       4.49%      126,608       5.99%      130,335         5.35%
Certificates of deposit with
  $100,000 minimum balance                88,105       4.15%      119,955       5.39%       75,845         5.23%

     The greater variety of deposit accounts offered by First Financial has increased its ability to retain deposits and has allowed it to be more competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. However, these types of accounts have been and continue to be more costly than traditional accounts. In addition, First Financial has become much more susceptible to short-term fluctuations in deposit flows, as customers have become more rate conscious and willing to move funds into higher-yielding accounts. Thus, both the ability of First Financial to attract and maintain deposits as well as its cost of funds have been, and will continue to be, affected significantly by economic market conditions.

     First Financial attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its primary market area, but does not necessarily seek to match the highest rates paid by competing institutions.

     First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania and, to a much lesser degree, from governmental entities. First Financial does not advertise for deposits outside of Pennsylvania or accept brokered deposits, and management believes that at June 30, 2002, an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania.

BORROWINGS

     First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank and certain of its residential mortgage and other loans, provided certain standards related to credit worthiness have been met. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLBP advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset and liability management through the extension of maturities of liabilities. At June 30, 2002 the Company had $102.45 million in FHLBP advances outstanding. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an amount not to exceed 10% of the Company's maximum borrowing capacity, which credit line at June 30, 2002 was $16.39 million, and is subject to certain conditions, including the holding of a predetermined amount of FHLBP stock as collateral. At June 30, 2002, there was no balance outstanding on the line of credit.

     The following table presents certain information regarding short-term borrowings (borrowings with a maturity of one year or less) for the periods indicated:

                                                         YEAR ENDED JUNE 30,
                                                  ------------------------------
                                                   2002        2001      2000
                                                  --------   --------   --------
                                                      (Dollars in Thousands)
SHORT-TERM BORROWINGS:
 Balance outstanding at end of period             $28,750    $22,815    $46,948
 Weighted average interest rate at end of period     5.88%      5.96%      6.61%
 Average balance outstanding                       28,606     27,911     55,753
 Maximum amount outstanding at any month-end
   during the period                               35,250     42,448     79,059
Weighted average interest rate during the period     5.63%      6.14%      5.96%


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

INTEREST INCOME AND INTEREST SPREAD ANALYSIS

     The following table sets forth, for the periods indicated, information regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) interest rate spread; and (5) net interest-earning assets and their net yield. Average balances are determined on a daily basis for 2002 and 2001 and on a monthly basis for 2000 which is representative of operations.


                                                                              YEAR ENDED JUNE 30,
                                       --------------------------------------------------------------------------------------------
                                                     2002                             2001                         2000
                                       ------------------------------- ------------------------------ -----------------------------
                                        AVERAGE                YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                                       BALANCE(1) INTEREST(2) RATE(2)  BALANCE(1) INTEREST(2) RATE(2) BALANCE(1) INTEREST(2) RATE(2)
                                       ---------- ----------- -------- ---------- ----------- ------- ---------- ----------- -------
                                                                                 (Dollars in thousands)
Assets:
  Loans and loans held for sale          $359,725   $ 26,756    7.44%    $343,368   $ 27,231    7.93%   $313,378   $ 24,689    7.88%
  Securities and other investments        156,800      8,520    5.43%     162,723     11,141    6.85%    145,687     10,298    7.07%
                                         --------   --------             --------   --------            --------   --------
  Total interest-earning assets           516,525     35,276    6.83%     506,091     38,372    7.58%    459,065     34,987    7.62%
                                                    --------                        --------                       --------
  Non-interest earning assets              31,436                          23,902                         23,277
                                         --------                        --------                       --------
Total assets                             $547,961                        $529,993                       $482,342
                                         ========                        ========                       ========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements     $369,600   $ 11,340    3.07%    $379,057   $ 17,621    4.65%   $315,962   $ 13,700    4.34%
  FHLB advances and other
    borrowings                             93,153      5,024    5.39%      76,761      4,597    5.99%     90,184      5,275    5.85%
                                         --------   --------             --------   --------            --------   --------
Total interest-bearing liabilities        462,753     16,364    3.54%     455,818     22,218    4.87%    406,146     18,975    4.67%
                                         --------   --------             --------   --------            --------   --------
Non-interest-bearing liabilities           43,085                          36,069                         42,033
Stockholders' equity                       42,123                          38,106                         34,163
                                         --------                        --------                       --------
Total liabilities and stockholders'
  equity                                 $547,961                        $529,993                       $482,342
                                         ========                        ========                       ========
Net interest income/interest rate spread            $ 18,912    3.29%               $ 16,154    2.71%              $ 16,012    2.95%
                                                    ========    ====                ========    ====               ========    ====
Net interest-earning assets/net yield
  on interest-earning assets             $ 53,772               3.66%    $ 50,273               3.19%   $ 52,919               3.49%
                                         ========               ====     ========               ====    ========               ====
Ratio of average interest-earning
  assets to interest-bearing liabilities                         112%                            111%                           113%
                                                                 ===                             ===                            ===

---------------
(1)  Non-accruing loans are included in the average blance.
(2) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 2002, 2001, and 2000.

RATE/VOLUME ANALYSIS

     The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. Interest income and the annual rate are calculated on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%). For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate),
(2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume). The changes in rate/volume (3) are allocated to the change in volume variance and the change in the rate variance on a pro rated basis.


                                           2002 COMPARED TO 2001               2001 COMPARED TO 2000
                                       INCREASE (DECREASE) DUE TO           INCREASE (DECREASE) DUE TO
                                      -----------------------------        ------------------------------
                                      VOLUME       RATE      TOTAL         VOLUME       RATE       TOTAL
                                      -------    -------    -------        -------     -------    -------
                                                           (Dollars in thousands)
Interest income on interest-
 earning assets:
   Loans and loans
   Loans and loans held for sale      $ 1,102    $(1,577)   $  (475)       $ 2,400     $   142    $ 2,542
   Securities and other investments      (426)    (2,195)    (2,621)         1,172        (329)       843
                                      -------    -------    -------        -------     -------    -------
     Total interest income                676     (3,772)    (3,096)         3,572        (187)     3,385
                                      -------    -------    -------        -------     -------    -------


Interest expense on interest-
 bearing liabilities:
   Deposits and repurchase
    agreements                           (452)    (5,829)    (6,281)         3,890          31      3,921
   FHLB advances and other
    borrowings                            918       (491)       427           (808)        130       (678)
                                      -------    -------    -------        -------     -------    -------
     Total interest expense               466     (6,320)    (5,854)         3,082         161      3,243
                                      -------    -------    -------        -------     -------    -------
Net change in net interest income     $   210    $ 2,548    $ 2,758        $ 1,490     $(1,348)   $   142
                                      =======    =======    =======        =======     =======    =======

RATIOS

     The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances which are representative of operations.

                                                 YEAR ENDED JUNE 30,
                                         --------------------------------
                                          2002         2001         2000
                                         ------       ------       ------
Return on average assets
 (income divided by average
  total assets)                           1.02%        0.76%        0.94%
Return on average equity
 (income divided by average equity)      13.24%       10.50%       13.34%
Equity-to-assets ratio
 (average equity divided by
  average assets)                         7.69%        7.19%        7.08%
Dividend pay-out ratio                   30.65%       36.55%       30.35%


SUBSIDIARIES OF FIRST FINANCIAL

     The Bank operates (as a wholly owned subsidiary) D & S Service Corporation ("D & S Service"), which has participated in the development for sale of residential properties, in particular condominium conversions and also the development of commercial properties in order for the Bank to expand its facilities to accommodate its growth. All of such projects have either been located in or within close proximity to the Bank's primary market area. D & S Service operates two wholly owned subsidiaries: Wildman Projects and D & F Projects, Inc. As of June 30, 2002, the Bank had invested $1.90 million in D & S Service and its wholly owned subsidiaries.


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

REGULATION OF THE COMPANY

GENERAL

     The Holding Company, as a bank holding company as a result of the conversion effective September 1, 2001 of the Bank from a federally-chartered thrift to a Pennsylvania-chartered commercial bank, is subject to regulation and supervision by the Federal Reserve Board. Under the Bank Holding Company Act ("BHCA"), a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

ACTIVITIES AND OTHER LIMITATIONS

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

CAPITAL REQUIREMENTS

     The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to bank holding companies. In addition, the Federal Reserve Board may from time to time require that a bank holding company maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board's risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of a least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing entity's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3 percent, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3 percent.

     As of June 30, 2002, the Company's capital ratios exceeded applicable requirements. See Note 12 to the Consolidated Financial Statements included in
Item 8 hereof.

AFFILIATED INSTITUTIONS

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

     A bank holding company is a legal entity separate and distinct from its subsidiary bank. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary bank. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary bank upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary bank. The subsidiary bank is subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under FIRREA, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

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

FINANCIAL MODERNIZATION

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

STATE REGULATION

     The Company is registered as a Pennsylvania financial institution holding company under Pennsylvania law and as such is subject to regulation and examination by the Superintendent of Banking of the Commonwealth of Pennsylvania.

REGULATION OF PCIS

GENERAL

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

     PCIS is also subject to the USA Patriot Act adopted on November 1999. (See "Recent Legislation") The USA Patriot Act requires financial institutions to adopt and implement policies and procedures designed to prevent and defeat money laundering. PCIS believes it is in compliance with the USA Patriot Act.

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

NET CAPITAL REQUIREMENTS

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

     As of June 30, 2002 PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $1.25 million or $998 thousand in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to 1. At June 30, 2002 PCIS' net capital ratio was .20 to 1.

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

GENERAL

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

CAPITAL REQUIREMENTS

     The Bank is subject to regulatory capital requirements of the FDIC which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Holding Company, as discussed above. At June 30, 2002, the Bank's regulatory capital substantially exceeded applicable requirement. See Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

PROMPT CORRECTIVE ACTION

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

     At June 30, 2002, the Bank's capital levels qualified it as a "well capitalized" institution under applicable laws and regulations.

FDIC INSURANCE PREMIUMS

     The Bank is a member of the Savings Association Insurance Fund ("SAIF") administered by the FDIC rather than the Bank Insurance Fund ("BIF") since it was formerly a savings association.

     As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Effective January 1, 1997, the assessment schedule for both BIF and SAIF ranges from 0 basis points (subject to a $2,000 annual minimum) to 27 basis points of the balance of insured deposits. In addition, both BIF-insured institutions and SAIF-insured institutions are assessed amounts in order for a federally-chartered Finance Corporation to make payments on it bonds.

BROKERED DEPOSITS

     The Federal Deposit Insurance Act ("FDIA") restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (s) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. At June 30, 2002, the Bank did not have any brokered deposits.

COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS

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

LIMITATIONS ON DIVIDENDS

     The Holding Company is a legal entity separate and distinct from its banking and other subsidiaries. The Holding Company's principal source of revenue consists of dividends from its subsidiaries, including the Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

MISCELLANEOUS

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

REGULATORY ENFORCEMENT AUTHORITY

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 2002, the Bank's advances from the FHLBP amounted to $102.45 million.

     As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 2002, the Bank had $5.24 million in FHLB stock, which was in compliance with this requirement.


                               RECENT LEGISLATION

THE USA PATRIOT ACT

     In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     (a) Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum:

          (1)  internal policies, procedures, and controls,

          (2) specific designation of an anti-money laundering compliance officer,

          (3)  ongoing employee training programs, and

          (4) an independent audit function to test the anti-money laundering program. Rules promulgated under Section 352 were required to be adopted by April 24, 2002.

     (b) Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     (c) Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Rules promulgated under Section 312 were due by April 24, 2002, to be effective by July 23, 2002.

     (d) Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     (e) Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of a disclosure control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

ITEM 2. PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

     At June 30, 2002, the Bank conducted its business from its main office in Downingtown, Pennsylvania, which is also a branch office, and eight other full-service branch offices. PCIS conducts its business from two offices.

     The following table sets forth certain information with respect to the offices of the Company as of June 30, 2002:


                                                                               NET BOOK VALUE OF
                                                              LEASE         PROPERTY AND LEASEHOLD
                                            OWNED OR        EXPIRATION         IMPROVEMENTS AT
                                             LEASED            DATE             JUNE 30, 2002       DEPOSITS
                                           -------------------------------------------------------------------
FIRST FINANCIAL BANK:                                                                (DOLLARS IN THOUSANDS)
MAIN OFFICE
  100 E. Lancaster Avenue
  Downingtown, PA  19335                   Own                  --                $  5,046         $ 100,597
BRANCH OFFICES:
Exton-Lionville
-------------------------------------
  601 N. Pottstown Pike
  Exton, PA  19341                         Own                  --                     349            64,900
Frazer-Malvern
-------------------------------------
  200 W. Lancaster Avenue
  Frazer, PA  19335                        Own                  --                   1,182            39,865
Thorndale
-------------------------------------
  3909 Lincoln Highway
  Downingtown, PA  19335                   Lease             09/30/05                   39            45,730
Westtown
-------------------------------------
  1197 Wilmington Pike
  West Chester, PA  19382                  Lease             11/30/05                  100            55,879
Airport Village
-------------------------------------
  102 Airport Road                         Own Bldg.
  Coatesville, PA  19320                   Lease Land        11/30/04                  269            24,556
Brandywine Square
-------------------------------------
  82 Quarry Road
  Downingtown, PA  19335                   Lease             08/14/11                   72            25,751
Devon
-------------------------------------
  414 Lancaster Avenue
  Devon, PA  19333                         Own                  --                   1,337            15,551
Kennett Square
-------------------------------------
  838 E. Baltimore Pike
  Kennett Square, PA  19348                Lease             01/31/12                  601            13,151
                                                                                  --------         ---------
Total                                                                             $  8,995         $ 385,980
                                                                                  ========         =========

PCIS
Philadelphia
-------------------------------------
One Liberty Place, Suite 3050
1650 Market Street
Philadelphia, PA  19103                    Lease             05/31/04                   --                --
Wayne
-------------------------------------
485 Devon Park Drive, Suite 109
Wayne, PA  19087                           Lease             11/30/02                   --                --

     In addition, the Company currently owns four developed properties adjacent to its main office. One of these properties is used as the Bank's data center and approximately 25% of another property is rented to a third party. The remaining two properties are currently being leased to other users and may be used for future banking facilities. The net book value of four properties at June 30, 2002 was approximately $914 thousand.

     In September 1989, the Bank entered into a 10-year operating lease for the Bank's Westtown office. The lease contains two five-year options to renew. The lease has been extended to 2004.

     In October 1990, the Bank entered into a 10-year lease agreement in connection with the relocation of its existing branch in Thorndale to a new site in the Thorndale area. The lease includes two five-year options to extend the lease. The lease has been extended to 2005.

     In May 1994, the Bank entered into a 10-year lease agreement for land in connection with the construction of the Airport Village branch. The lease includes three five-year options to extend the lease.

     In April 1995, the Bank entered into a 15-year lease agreement for the Bank's Brandywine Square office.

     In February 2002, the Bank entered into a 10-year lease agreement for the Bank's Kennett Square office.

     In December 1997, PCIS entered into a five-year lease agreement for PCIS's Wayne office.

     In June 1999, PCIS entered into a five-year lease agreement for PCIS's Philadelphia office.

     First Financial operates and participates in the STAR (formerly MAC[registered]) Money Access Service shared Automated Teller Machine ("ATM") network system. In addition, First Financial operates nine office ATMs under the STAR[registered] system and one remote ATM location.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of September 1, 2002, the Holding Company's Common Stock was held by approximately 1,802 shareholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Any broker or any NASD member can be contacted for the latest quotations of the Holding Company's Common Stock. The Holding Company's Nasdaq Stock Market symbol is "CVAL". The transfer agent for the stock is American Stock Transfer and Trust Company, New York, New York. During fiscal 2002 and 2001 the Holding

Company paid aggregate annual dividends of $0.40 and $0.36 respectively, adjusted for stock dividends and stock splits during those periods.

     The following table sets forth the high and low closing prices for the periods described. For comparability purposes, the closing prices shown below have been adjusted to reflect the 5% stock dividends paid in fiscal 2002 and 2001.

     FISCAL 2002                             LOW                 HIGH
     --------------------------------------------------------------------------
              FIRST QUARTER                $13.00               $14.76
              SECOND QUARTER                13.25                15.00
              THIRD QUARTER                 14.25                15.99
              FOURTH QUARTER                15.30                16.11

     Fiscal 2001                             Low                 High
     --------------------------------------------------------------------------
              First Quarter                $14.97               $26.90
              Second Quarter                16.19                22.86
              Third Quarter                 16.19                21.90
              Fourth Quarter                12.06                21.43

ITEM 6. SELECTED FINANCIAL DATA


                                                             AT OR FOR THE YEAR ENDED JUNE 30,
                                     -----------------------------------------------------------------------------
                                           2002            2001             2000            1999            1998
                                     -----------------------------------------------------------------------------
                                                     (Dollars in Thousands Except per Share Data)
SELECTED FINANCIAL CONDITION DATA
Total assets                             $566,032        $544,705         $507,150        $451,158        $377,012
Net loans receivable(1)                   363,702         346,313          331,306         291,388         273,128
Investment securities                     142,589         154,740          145,127         126,622          74,255
Deposits and repurchase
   agreements                             385,980         413,352          378,478         359,514         298,191
Borrowings                                120,703          82,906           87,151          51,028          41,791
Stockholders' equity                       44,171          40,098           35,502          33,853          31,849
Book value per common share(2)              10.27            9.25             8.24            7.90            7.51

SELECTED OPERATIONS DATA                   2002            2001             2000            1999            1998
                                     -----------------------------------------------------------------------------
Interest income                           $34,470         $37,330          $33,837        $ 29,385        $ 25,753
Interest expense                           16,364          22,218           18,975          15,682          13,409
                                     -----------------------------------------------------------------------------
Net interest income                        18,106          15,112           14,862          13,703          12,344
Provision for loan losses                     547             445              420             390             606
Non-interest income                         5,348           5,930            5,536           5,197           4,618
Non-interest expense                       15,977          16,030           14,164          12,730          11,643
Net income                                  5,575           4,003            4,557           4,213           3,626
Basic earnings per share                     1.29            0.93             1.06            0.99            0.86
Diluted earnings per share                   1.28            0.92             1.05            0.98            0.86
Dividends per share(2)                        .40             .34              .32             .28             .27
                                     -----------------------------------------------------------------------------

(1)  Includes loans held for sale
(2) Adjusted to reflect 5% stock dividends paid in September 2001, 2000, 1999, 1998, and 1997, and the three-for-two stock split effected in the form of a dividend in December 1998.

                                                             AT OR FOR THE YEAR ENDED JUNE 30,
                                         --------------------------------------------------------------------------
                                            2002            2001            2000            1999           1998
                                         -----------    ------------    ------------    ------------    -----------
OTHER SELECTED DATA

Average interest rate spread                3.29%           2.71%           2.95%           3.03%          3.28%
Net yield on average interest-
  earning assets                            3.66%           3.19%           3.49%           3.64%          3.94%
Ratio of non-performing loans and
  REO to total assets at end of
  period                                     .17%            .22%            .19%            .21%           .33%
Number of full-service bank offices
  at end of period                          9               8               8               8              7


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Bank, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Bank to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Bank evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, pension and post-retirement benefits, the stock option plan, recourse liabilities and income taxes. The Bank bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Bank believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, income taxes, and other-than-temporary investment security impairment. Each estimate is discussed below. The financial impact of each estimate is discussed in the applicable sections of Management's Discussion and Analysis.

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

     For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the years ended June 30, 2002, 2001 and 2000, the recorded investment in impaired loans was not significant. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, as well as tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Bank's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

OTHER THAN TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES

     Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

BUSINESS STRATEGY

     GROWTH. The Company seeks to increase its assets through internal growth and by expanding its operations. During fiscal 2003, the Company expects to open two new branches in fiscal 2003 to broaden its deposit base and to introduce several new commercial lending and deposits products.

     In 2002 the Company's assets increased by $21.33 million, or 3.92% from $544.71 million at June 30, 2001 to $566.03 million at June 30, 2002 resulting mainly from the $19.6 million growth in the loan portfolio. Such loan growth was funded primarily by borrowings.

     EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to expand its higher yielding portfolios of commercial real estate and commercial business lending. This strategy is reflected in the shifting composition of the Company's loan portfolio. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised 45.00% of its total loan portfolio at June 20, 2002 compared to 38.69% at June 30, 2001. Single-family and multi-family residential loans comprised 36.20% of the Company's loan portfolio at June 30, 2002 as compared to 42.92% at June 30, 2001.

     MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of loans to its market area. The Company's non-accrual loans decreased by $228 thousand to

$944 thousand at June 30, 2002 with the decrease primarily related to consumer loans. The Company's ratio of non-performing assets to total assets at June 30, 2002 was 0.17% and its allowance for loan losses to non-performing loans was 486.0%, while at June 30, 2001 the percentages were 0.22% and 363.8%, respectively.

     STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $142.6 million at June 30, 2002 compared to $154.7 million at June 30, 2001. In addition, the Company had short-term interest-bearing deposits of $29.2 million at June 30, 2002 compared to $19.7 million at June 30, 2001.

     EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. THE COMPANY, AS A community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, relatively low service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing deposits, which exclude time deposits, totaled $197.17 million or 51.1% of the Company's total deposits at June 30, 2002, as compared to $169.15 million at June 30, 2001, a $28.0 million or 16.6% increase. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2003 will continue to be on increasing commercial and consumer core deposits and relying less on higher rate municipal certificates. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

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

     To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that a portion of money market, NOW accounts and savings deposits are partially sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index, if any, are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

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


                                 INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 2002 FOR THE BANK
                                                      (Dollars in thousands)

                                                                            More        More       More
                                                              More Than     Than        Than       Than
                                                               Three        Six       One Year     Three       More
                                                   Three       Months      Months      Through     Years       Than
                                                  Months       Through    Through      Three      Through      Five
                                                 or Less     Six Months   One Year     Years     Five Years    Years        Total
                                                 --------    ----------   --------    --------   ----------   --------    --------

INTEREST-EARNING ASSETS
   Loans (1)
      Real estate (2)                            $ 60,869     $ 20,638    $ 35,001    $ 77,162    $ 43,764    $ 24,544    $261,978
      Commercial                                   22,743        1,826       2,869       7,667       1,669          --      36,774
      Consumer                                     28,336        4,532       6,480      12,950       7,915       9,325      69,538
   Securities and interest-bearing deposits        82,828        6,581       8,221      13,717       8,526      49,542     169,415
                                                 --------     --------    --------    --------    --------    --------    --------
   TOTAL INTEREST-EARNING ASSETS                  194,776       33,577      52,571     111,496      61,874      83,411     537,705
                                                 --------     --------    --------    --------    --------    --------    --------
INTEREST-BEARING LIABILITIES
   Savings accounts                                   750          752       1,510       6,118       6,245      16,185      31,560
   NOW accounts                                     1,329        1,331       2,671      10,792      10,969      28,215      55,307
   Money market accounts                           64,944           --          --          --          --          --      64,944
   Certificate accounts                            49,749       17,905      43,236      65,056       7,390       5,476     188,812
   Borrowings                                      18,499          653       7,864       7,276       4,263      82,148     120,703
                                                 --------     --------    --------    --------    --------    --------    --------

   TOTAL INTEREST-BEARING LIABILITIES             135,271       20,641      55,281      89,242      28,867     132,024     461,326
                                                 --------     --------    --------    --------    --------    --------    --------
Cumulative excess of interest-earning assets
   to interest-bearing liabilities               $ 59,505     $ 72,441    $ 69,731    $ 91,985    $124,992    $ 76,379    $ 76,379
                                                 ========     ========    ========    ========    ========    ========    ========
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities    114.0%       146.5%      133.0%      130.6%      138.0%      116.6%      116.6%
                                                 ========     ========    ========    ========    ========    ========    ========
CUMULATIVE DIFFERENCE AS A PERCENTAGE
   OF TOTAL ASSETS                                   10.6%        12.9%       12.4%       16.4%       22.2%       13.6%       13.6%
                                                 ========     ========    ========    ========    ========    ========    ========

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

     Total interest income decreased to $35.28 million during fiscal 2002, a $3.10 million or 8.1% decrease over the prior fiscal year. This was due to a $3.77 million decrease in interest income because of lower average rates during the period which was offset, in part, by a $10.34 million increase in the average balance of interest-earning assets which contributed $676 thousand of additional interest income. Total interest income increased to $38.37 million during fiscal 2001, a $3.38 million or 9.7% increase over fiscal 2000. This increase was due to a $47.03 million increase in the average balance of interest-earning assets, which contributed $3.55 million and was offset in part by a decline of $0.16 million due to lower average rates. The yield on average interest earning assets was 6.83%, 7.58% and 7.62% for fiscal year 2002, 2001 and 2000, respectively, reflecting the decline in general market rates of interest.

INTEREST EXPENSE

     Total interest expense decreased to $16.36 million during fiscal 2002, a $5.85 million or 26.3% decrease over the prior fiscal year. The decrease in interest expense was primarily due to a significant decrease in rates resulting in a $6.32 million decrease in interest expense which was offset, in part, by an increase in average balances for deposits and borrowings resulting in an increase in interest expense of $.47 million. The average rate paid on deposits and repurchase agreements decreased to 3.07% for fiscal 2002 from 4.65% for the previous fiscal year while the average rate paid on borrowings decreased 60 basis points to 5.39% for fiscal 2002.

     Total interest expense increased to $22.22 million during fiscal 2001, a $3.24 million or 17.1% increase over fiscal 2000. The increase in interest expense was primarily due to a $63.09 million increase in the average balance of deposits and repurchase agreements, which was partially offset by a decrease of $13.4 million in borrowings for the year ended June 30, 2001. The increase in average balances resulted in a $3.08 million increase; however, such increases were partially offset by a 31 basis point increase to 4.65% in the average rate paid on deposits during fiscal 2001. The average rate paid on borrowings increased 14 basis points to 5.99%.

NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a fully tax equivalent basis, increased 17.1%, or $2.76 million to $18.91 million in fiscal 2002 from $16.15 million in fiscal 2001, compared to a 1.0% increase of $0.14 million from fiscal 2001 to fiscal 2000. Net interest margin, on a fully tax equivalent basis, was 3.66% for the year ended June 30, 2002, compared to 3.19% in fiscal 2001 and 3.49% during fiscal 2000 as the Company's interest margin was compressed in 2001 by declining market rates on interest earning assets while interest-bearing liability rates increased from 4.67% to 4.87%.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $547,000, $445,000 and $420,000, during fiscal 2002, 2001 and 2000, respectively. These additions to the allowance for loan losses are due to the Company's focus on building a larger loan portfolio of commercial and industrial loans which typically carry a greater risk of loss than the Company's traditional loan portfolios, such as mortgages and real estate loans. This change in the character of the loan portfolio, the current depressed economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to an appropriate level. At June 30, 2002, the allowance for loan losses totaled $4.59 million or 1.26% of net loans compared to $4.26 million or 1.23% of net loans at June 30, 2001.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which management believes covers all known and inherent losses in the loan portfolio. In establishing the provision, management considers among other things, the mix of loans being booked, the delinquency trends, the volume of non-performing loans, prior loss experience of the portfolio, current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if the circumstances differ substantially from the assumptions used in determining the level of the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

NON-INTEREST INCOME

     Total non-interest income decreased $582,000 or 9.8% to $5.35 million for the year ended June 30, 2002, compared to the prior fiscal year. The principal reason for this decrease was a $500,000 impairment loss on a low-income housing revenue bond and a $455,000 impairment loss on a revenue bond involving a building and related property that are leased to various agencies of the Commonwealth of Pennsylvania. These losses totaling $955,000 were offset by the following: investment services income increased $52,000 or 1.4% to $3.82 million; service charges and fees increased $188,000 or 10.9% because of increased activity; gains on the sale of loans increased $18,000; gains on available for sale securities increased $65,000; and other income increased $19,000. These security gains were offset by a decrease in gains on trading account securities of $260,000.

     Total non-interest income increased $394,000 or 7.1% to $5.93 million for the year ended June 30, 2001, from the prior fiscal year. Investment services income increased $68,000 or 1.8% to $3.77 million. An increase in checking account fees, as the result of an increased number of accounts, and an increase in the fees earned on the Bank's debit card due to increased usage and also an increased number of cardholders, contributed to the increase of $71,000 or 4.3% in service charges and fees in fiscal 2001. Also contributing were increases in gains on the sale of loans of $100,000, gains on trading account securities of $202,000, gains on the sale of available for sale securities of $216,000 and other income of $28,000. These gains were offset by a loss on impaired securities of $291,000.

OPERATING EXPENSES

     Total operating expenses decreased $53,000 or 0.3% to $15.98 million for the year ended June 30, 2002 compared to fiscal 2001. The decrease in operating expenses over the prior fiscal year was primarily due to a decrease of $375,000 or 69.2% in advertising expenses relating to print advertising because the Company moved to a more cost effective, proactive direct sales approach. Other expenses decreased by $388,000 or 11.2% due to decreases in consulting, printing, donations, supplies and other expenses. These decreases were offset in part by an increase of $544,000 or 6.33% in salaries and employee benefits resulting from normal salary adjustments effective July 1, 2001, additional officer level staff, bonuses and the general increase in employee benefit costs. Also, occupancy and equipment expense increased $164,000 or 12.3% resulting from the expansion of the Company's corporate headquarters and the addition of a new branch office in Kennett Square.

     Total operating expenses increased $1.87 million or 13.2% to $16.03 million for the year ended June 30, 2001 compared to fiscal 2000. The increase in operating expenses in fiscal 2001 over the prior fiscal year was due to the following: (a) salary and employee benefits increased $788,000 or 10.1%. Salary and incentive payments increased $494,000 because of annual salary increases to existing employees, additional employees and for incentives to employees who achieve their goals; retirement plan contributions increased $86,000; group health insurance increased $50,000; payroll taxes, because of higher payroll costs and more employees increased $40,000; and directors compensation and education expenses increase $78,000, (b) occupancy and equipment expense increased $132,000 or 5.9% consisting primarily of an increase of $42,000 in computer related expenses, a $45,000 increase in utilities and insurance, and a $40,000 increase in repairs and maintenance make up a majority of the increase,
(c) data processing increased $117,000 or 13.8% due principally to the introduction of our new eServices products (eBank for internet banking, eVoice for 24-hour telephone banking, and eCorp for business banking), (d) deposit insurance premiums decreased $63,000 or 46% because of regulatory changes, (e) advertising increased $125,000 or 30%, resulting primarily from a bank image campaign and the marketing of our new electronic internet banking products discussed above, (f) other expenses increased $767,000 or 28.3% due to the significant increases in legal fees of $122,000 which include the cost of the interim president for approximately five months, audit and accounting services of $31,000 because of special projects including our initial FDICIA compliance work, consulting expenses of $197,000 for various non-recurring special projects, printing expense of $61,000 because of new promotion and explanatory material related to eServices, donations of $119,000 resulting from increased community involvement including approximately $40,000 to a local school, $152,000 for expenses related to the relocation of the new President, and $69,000 for increases in other operating expenses.

INCOME TAXES

     The Company incurred income tax expense of $1.36 million during fiscal 2002. The primary reason for the increase in income tax expense in fiscal 2002 compared to fiscal 2001 of $564,000 was due to higher pre-tax income and a lower portion of the Company's pre-tax income being comprised of tax-free interest income. The effective tax rate was 19.6% for the year ended June 30, 2002.

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

CAPITAL RESOURCES

     The Company's assets totaled $566.03 million at June 30, 2002, as compared with $544.71 million as of June 30, 2001, principally due to a $19.60 million increase in loans receivable, net to $363.56 million from $343.96 million at June 30, 2001 combined with a $15.48 million increase in cash and cash equivalents from $23.91 million at June 30, 2001 to $39.40 million at June 30, 2002. These increases were partially offset by a $17.23 million decrease in investment securities from $154.72 million at June 30, 2001 to $142.57 million at June 30, 2002. Liabilities increased $17.25 million. Borrowings increased $38.03 million from $82.67 at June 30, 2001 to $120.70 million at June 30, 2002 and the Company issued $10.00 million of Trust Preferred Securities. These increases were used to replace deposits as a funding source by $27.37 million as deposits decreased from $413.35 million at June 30, 2001 to $385.98 million at June 30, 2002 as well as to fund the increase in assets noted above. The decline in deposits primarily resulted from decreases in higher rate municipal deposits in connection with the implementation of the Company's business plan.

     Stockholders' equity increased $4.1 million to $44.17 million at June 30, 2002, from $40.10 million at June 30, 2001, as a result of net income earned of $5.58 million during fiscal 2002, and proceeds totaling $162,000 from the issuance of common stock upon the exercise of stock options. The increase in stockholders' equity also reflected the effect of a decrease in the net unrealized loss on the value of securities available for sale of $714,000. The net unrealized loss of $1.36 million at June 30, 2001 declined to a net unrealized loss of $649,000 at June 30, 2002. The increases in equity were offset in part by the payment of cash dividends of $1.71 million as well as the cost of repurchasing shares of our common stock totaling of $664,000 and the payment of cash in lieu of fractional shares in connection with the 5% stock dividend paid during fiscal 2002.

ASSET QUALITY

     Classified assets include non-performing loans which are comprised of loans and REO and totaled $984,000 at June 30, 2002, compared to $1.17 million at June 30, 2001. Non-performing loans to total assets was .17% at June 30, 2002, compared to .22% at June 30, 2001. Non-performing loans at June 30, 2002, consisted of eleven residential mortgage loans in the amount of $858,000, and eight consumer loans totaling $86,000. The Company has one REO property recorded at fair value less selling costs at $40,000 at June 30, 2002.

     At June 30, 2002 and 2001, the Company's classified loans, which consisted of loans classified as substandard, doubtful, loss, and REO, totaled $6.24 million and $4.84 million, respectively. Included in the assets classified substandard at June 30, 2002 and 2001, were all loans 90 days past due and loans which are less than 90 days delinquent, but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. Included as substandard at June 30, 2001 are two loans totaling approximately $3.41 million, which are current but have been listed as substandard and are being closely monitored.

     In addition to non-performing loans and REO, classified assets include three Municipal Authority Revenue Bond investments that had an aggregate balance of $7.1 million at June 30, 2002, after a write-down on two of the bonds totaling $955,000. After the write-down, two of the Bonds have a carrying value of $5.6 million and both of these bonds involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long term lease arrangements with renewal options. Of the total balance of $5.6 million, $865 thousand are interest bearing bonds and the remainder of $4.7 million are zero coupon bonds with maturities extending up to June 2034.

     The third classified bond has a balance, after write-down, of $1.5 million, an interest rate of 6% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a Housing and Urban Development Program. The Office of Housing and Urban Development (HUD) has indicated that it will provide funds to build additional housing which would be donated to this bond issue and, when sold, would reduce the losses incurred on the bonds.

     These classified investments are closely monitored and fairly stated at June 30, 2002 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

LIQUIDITY AND CAPITAL RESOURCES

     Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities and calls of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely FHLBP advances. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an the amount $10 million. This line of credit is available for liquidity purposes. At June 30, 2002 there was no outstanding balance on this line of credit.

     Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLBP overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. During the year ended June 30, 2002, the Company used its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. As of June 30, 2002, the Company had $1.99 million in commitments to fund loan originations. The majority of these commitments are anticipated to be funded by December 31, 2002. In addition, as of June 30, 2002, the Company had undisbursed loans in process for construction loans of $22.83 million and $37.07 million in undisbursed lines of credit. The Company has also issued $2.55 million in commercial letters of credit fully secured by deposit accounts or real estate at June 30, 2002. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

     For regulatory purposes, liquidity is defined as a ratio of cash and certain marketable securities that can be readily converted into cash to total deposits and short-term borrowings. At June 30, 2002, liquidity for the Bank as defined under these guidelines was 31.84%.

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

OTHER INFORMATION

DESCRIPTION OF STOCK

     The holders of the Common Stock of the Holding Company possess exclusive voting rights in the corporation. Each holder of shares of Common Stock is entitled to one vote for each share held, in accordance with the articles of incorporation and bylaws, including voting on the election of directors. Of the
10.00 million shares of Common Stock authorized by the Holding Company, 5.66 million shares remain unissued. In addition, none of the 5.00 million shares of Preferred Stock authorized has been issued.

DIVIDEND POLICY

     The Board of Directors of the Holding Company intends to continue the policy of paying dividends when the directors deem it prudent to do so. The Board of Directors will consider payment of dividends on a quarterly basis, after giving consideration to all relevant factors. On August 21, 2002 the Board of Directors of the Holding Company declared a $.10 per share cash dividend and a 5% stock dividend based on the their review and evaluation of financial results of the quarter ended June 30, 2002. The cash dividend will be calculated on shares held before the issuance of the stock dividend. During fiscal 2001, 2000, and 1999 the Holding Company paid a total of $1.46 million, $1.38 million, and $1.15 million, respectively, in cash dividends and a 5% stock dividend in each year. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by the Bank, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law. (See Notes to Consolidated Financial Statements.)


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

     Interest rates declined from January 2001 through December 2001 but there has been no movement in rates since December 2001. As a result, loans, which are linked to an index such as the London Interbank Offered Rate ("Libor") or Prime Rate, were repriced at lower interest rates and deposit products have repriced as deposits rates are adjusted. The principal source of deposits, the certificates of deposit, will adjust only when they mature and are renewed by the customers.

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

     The Company utilizes an income simulation modeling to measure the Company's interest rate risk and to manage its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

     Through the use of income simulation modeling the Company is able to calculate an estimate of net interest income for the year ending June 30, 2003, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2002. The Company has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled.

     Economic value of equity (EVE) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer term repricing risks and options in the Company's balance sheet. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at June 30, 2002, resulting from shocks to interest rates.


                                     YEAR ENDED JUNE 30, 2002
-------------------------------------------------------------------------------------------------
  CHANGE IN INTEREST                     ECONOMIC VALUE
 RATES IN BASIS POINTS                      OF EQUITY                          EVE RATIO
-------------------------------------------------------------------------------------------------
                                                                      EVE EQUITY/
      (RATE SHOCK)              AMOUNT     $ CHANGE     % CHANGE       EVE ASSETS/      CHANGE
-------------------------------------------------------------------------------------------------
                               (Dollars in Thousands)
          300                  $ 53,850    $ (9,446)      -15%           9.54%           (128)
          200                    59,122      (4,174)       -7%          10.34%            (47)
          100                    61,760      (1,536)       -2%          10.67%            (15)
        Static                   63,296          --        --           10.82%             --
         (100)                   58,085      (5,211)       -8%           9.89%            (93)
         (200)                   49,411     (13,885)      -22%           8.44%           (238)
         (300)                   40,235     (23,061)      -36%           6.91%           (391)


     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net present value ("NPV") require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented above assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

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

Management assessed the Company's internal control structure over financial reporting presented in conformity with generally accepted accounting principles as of June 30, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2002, the Company maintained an effective internal control structure over financial data presented in accordance with accounting principles generally accepted in the United States of America.

Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

The Company assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Chester Valley Bancorp Inc. complied, in all material respects, with the designated laws and regulations related to safety and soundness as of June 30, 2002.



/s/ Donna M. Coughey
-------------------------------------
Donna M. Coughey
President and Chief Executive Officer



/s/ Albert S. Randa
-------------------------------------
Albert S. Randa
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Chester Valley Bancorp Inc.

We have audited the accompanying consolidated statements of financial condition of Chester Valley Bancorp Inc. and subsidiaries (the "Bank") as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chester Valley Bancorp Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.






/s/ KPMG LLP
Philadelphia, Pennsylvania
July 26, 2002



                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                           AT JUNE 30,
                                                                      --------------------
                                                                        2002        2001
                                                                      --------    --------
ASSETS
                                                                      $ 10,232    $  4,214
   Cash in banks
   Interest-bearing deposits                                            29,163      19,698
                                                                      --------    --------
      TOTAL CASH AND CASH EQUIVALENTS                                   39,395      23,912
                                                                      --------    --------
   Trading account securities                                               16          16
   Investment securities available for sale                            101,393     113,350
   Investment securities held to maturity (fair value -
      June 30, 2002, $41,439
      June 30, 2001, $41,639)                                           41,180      41,374

   Loans held for sale                                                     138       2,350

   Loans receivable                                                    369,685     349,819
      Deferred fees                                                     (1,533)     (1,592)
      Allowance for loan losses                                         (4,588)     (4,264)
                                                                      --------    --------
         Loans receivable, net                                         363,564     343,963
                                                                      --------    --------

   Accrued interest receivable                                           2,543       3,553
   Property and equipment - net                                         12,765      10,340
   Other assets                                                          5,038       5,847
                                                                      --------    --------
      TOTAL ASSETS                                                    $566,032    $544,705
                                                                      ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Deposits                                                        $385,980    $413,352
      Securities sold under agreements to repurchase                    18,249       2,428
      Advance payments by borrowers for taxes and insurance              2,831       2,687
      Federal Home Loan Bank advances                                  102,454      80,237
      Other borrowings                                                    --           241
      Accrued interest payable                                             882       1,818
      Trust preferred securities                                        10,000        --
      Other liabilities                                                  1,465       3,844
                                                                      --------    --------
      TOTAL LIABILITIES                                                521,861     504,607
                                                                      --------    --------

 Commitments and contingencies (Note 9)
   Stockholders' Equity:
   Preferred stock - $1.00 par value;
      5,000,000 shares authorized; none issued                              --          --
   Common stock - $1.00 par value;
      10,000,000 shares authorized;
       4,335,183 and 4,123,164 shares issued and outstanding
       at June 30, 2002 and June 30, 2001, respectively                  4,335       4,123
   Additional paid-in capital                                           26,885      24,207
   Retained earnings - partially restricted                             14,115      13,136
   Treasury stock (33,753 and 296 shares at June 30, 2002 and 2001,
      respectively, at cost)                                              (515)         (5)
   Accumulated other comprehensive loss                                   (649)     (1,363)
                                                                      --------    --------
      TOTAL STOCKHOLDERS' EQUITY                                        44,171      40,098
                                                                      --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $566,032    $544,705
                                                                      ========    ========


See accompanying notes to consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                                       YEAR ENDED JUNE 30,
                                                            --------------------------------------
                                                              2002           2001          2000
                                                            ----------    ----------    ----------
INTEREST INCOME:
   Loans                                                    $   26,658    $   27,116    $   24,581
   Mortgage-backed securities                                    1,116           933         1,042
   Interest-bearing deposits                                       459           466           153
   Investment securities:
      Taxable                                                    4,341         6,335         5,272
      Non-taxable                                                1,896         2,480         2,789
                                                            ----------    ----------    ----------
   TOTAL INTEREST INCOME                                        34,470        37,330        33,837
                                                            ----------    ----------    ----------

INTEREST EXPENSE:
   Deposits                                                     11,182        17,621        13,700
   Securities sold under agreements to repurchase                  158             2            --
   Short-term borrowings                                         1,613         1,717         3,317
   Long-term borrowings                                          3,411         2,878         1,958
                                                            ----------    ----------    ----------
      TOTAL INTEREST EXPENSE                                    16,364        22,218        18,975
                                                            ----------    ----------    ----------

NET INTEREST INCOME                                             18,106        15,112        14,862
   Provision for loan losses                                       547           445           420
                                                            ----------    ----------    ----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       17,559        14,667        14,442
                                                            ----------    ----------    ----------

NON-INTEREST INCOME:
   Investment services income, net                               3,818         3,766         3,698
   Service charges and fees                                      1,911         1,723         1,652
   Gain (loss) on the sale of loans                                115            97            (3)
   Gain on sale of trading account securities, net                   4           264            62
   Gain on sale of available for sale securities, net              289           224             8
   Loss for impairment of securities                              (955)         (291)           --
   Other                                                           166           147           119
                                                            ----------    ----------    ----------
      TOTAL NON-INTEREST INCOME                                  5,348         5,930         5,536
                                                            ----------    ----------    ----------

OPERATING EXPENSES:
   Salaries and employee benefits                                9,136         8,592         7,804
   Occupancy                                                     1,501         1,337         1,175
   Equipment                                                       977         1,042         1,072
   Data processing                                               1,035           966           849
   Advertising                                                     167           542           417
   Deposit insurance premiums                                       72            74           137
   Other                                                         3,089         3,477         2,710
                                                            ----------    ----------    ----------
      TOTAL OPERATING EXPENSES                                  15,977        16,030        14,164
                                                            ----------    ----------    ----------
Income before income taxes                                       6,930         4,567         5,814
Income tax expense                                               1,355           564         1,257
                                                            ----------    ----------    ----------
NET INCOME                                                  $    5,575    $    4,003    $    4,557
                                                            ==========    ==========    ==========
EARNINGS PER SHARE
   Basic                                                    $     1.29    $     0.93    $     1.06
                                                            ==========    ==========    ==========
   Diluted                                                  $     1.28    $     0.92    $     1.05
                                                            ==========    ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                     4,324,246     4,318,045     4,291,076
                                                            ==========    ==========    ==========
   Diluted                                                   4,354,927     4,370,502     4,321,888
                                                            ==========    ==========    ==========

(*) Earnings per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2001, 2000, and 1999.

See accompanying notes to consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME STATEMENT

                                                              RETAINED              ACCUMULATED
                                                  ADDITIONAL  EARNINGS                  OTHER         TOTAL
                                         COMMON     PAID-IN   PARTIALLY   TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                         STOCK      CAPITAL  RESTRICTED     STOCK   INCOME (LOSS)     EQUITY
----------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1999             $  3,707   $ 17,904   $ 13,794    $   --      $ (1,552)      $ 33,853
Net income                                    --         --      4,557        --            --          4,557
Cash dividends paid ($0.32 per share)         --         --     (1,383)       --            --         (1,383)
Issuance of stock dividend                   185      2,829     (3,014)       --            --             --
Cash payment for fractional shares            --         --         (7)       --            --             (7)
Common stock issued                           20        165         --       531            --            716
Common stock repurchased                      --         --         --      (531)           --           (531)
Change in unrealized loss on
  securities available for sale               --         --         --        --        (1,703)        (1,703)
-------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2000                3,912     20,898     13,947        --        (3,255)        35,502
-------------------------------------------------------------------------------------------------------------
Net income                                    --         --      4,003        --            --          4,003
Cash dividends paid ($0.34 per share)         --         --     (1,463)       --            --         (1,463)
Issuance of stock dividend                   195      3,149     (3,344)       --            --             --
Cash payment for fractional shares            --         --         (7)       --            --             (7)
Common stock issued                           16        160         --       214            --            390
Common stock repurchased                      --         --         --      (219)           --           (219)
Change in unrealized loss on
  securities available for sale               --         --         --        --         1,892          1,892
-------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001                4,123     24,207     13,136        (5)       (1,363)        40,098
-------------------------------------------------------------------------------------------------------------
Net income                                    --         --      5,575        --            --          5,575
Cash dividends paid ($0.40 per share)         --         --     (1,709)       --            --         (1,709)
Issuance of stock dividend                   206      2,676     (2,882)       --            --             --
Cash payment for fractional shares            --         --         (5)       --            --             (5)
Common stock issued                            6          2         --       154            --            162
Common stock repurchased                      --         --         --      (664)           --           (664)
Change in unrealized loss on
  securities available for sale               --         --         --        --           714            714
-------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002             $  4,335   $ 26,885   $ 14,115    $ (515)     $   (649)      $ 44,171
-------------------------------------------------------------------------------------------------------------


OTHER COMPREHENSIVE INCOME, NET OF TAX:                                                             2002     2001      2000
                                                                                                  --------------------------
  Net income                                                                                      $ 5,575  $ 4,003   $ 4,557
  Net unrealized holding gains (losses) on securities available for sale during the period            277    2,011    (1,695)
  Net unrealized loss from the transfer of securities from held to maturity to available for sale      --     (163)       --
  Less reclassification adjustment for losses (gains) included in net income                          437       44        (7)
                                                                                                  -------  -------   -------
COMPREHENSIVE INCOME                                                                              $ 6,289  $ 5,895   $ 2,855
                                                                                                  =======  =======   =======

See accompanying notes to consolidated financial statements.


                  CHESTER VALLEY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                           TWELVE MONTHS ENDED JUNE 30,
                                                                         --------------------------------
                                                                           2002        2001        2000
                                                                         --------    --------    --------
NET INCOME                                                               $  5,575    $  4,003    $  4,557
Add (deduct) items not affecting cash flows from operating activities:
  Depreciation                                                              1,010       1,004         917
  Provision for loan losses                                                   547         445         420
  Gain on trading account securities                                           (4)       (264)        (62)
  (Gain) loss on sale of securities available for sale                       (289)       (224)          8
  Loss for impairment of securities                                           955         291          --
  Increase in loans held for sale                                         (12,067)     (6,859)         --
  Proceeds from sale of loans held for sale                                14,394       4,606         171
  Gain on sale of loans held for sale                                        (115)        (97)        (11)
  Amortization of deferred loan fees, discounts and premiums                 (649)       (936)       (628)
  Decrease(increase) in trading account securities                              4       6,756      (3,679)
  Decrease (increase) in accrued interest receivable                        1,010         (97)       (995)
  Decrease (increase) in other assets                                         381      (2,117)       (457)
  (Decrease) increase in other liabilities                                 (2,379)      2,435        (726)
  (Decrease) increase in accrued interest payable                            (936)        170          75
---------------------------------------------------------------------------------------------------------
Net cash flows from (used in) operating activities                          7,437       9,116        (415)
---------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
  Capital expenditures                                                     (3,435)     (2,576)     (1,485)
  Net increase in loans                                                   (19,584)    (12,653)    (39,990)
  Purchase of investment securities held to maturity                      (34,368)    (46,041)    (37,998)
  Proceeds from maturities, payments and calls of investment
    securities held to maturity                                            34,749      33,596       5,971
  Purchase of securities available for sale                               (65,281)    (54,467)    (44,328)
  Proceeds from sales and calls of securities available for sale           77,612      54,800      58,935
---------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                              (10,307)    (27,341)    (58,895)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in deposits before interest credited            (37,384)     18,949       5,089
  Interest credited to deposits                                            10,012      15,925      13,875
  Increase in securities sold under agreements to repurchase               15,821       2,428          --
  Proceeds from FHLB advances                                              30,926      37,500     107,052
  Repayments of FHLB advances                                              (8,709)    (44,041)    (70,649)
  Net decrease in other borrowings                                           (241)       (132)       (280)
  Increase (decrease) in advance payments by borrowers for taxes and
    insurance                                                                 144        (275)        (93)
  Proceeds from trust preferred securities                                 10,000          --          --
  Cash dividends on common stock                                           (1,709)     (1,463)     (1,383)
  Common stock repurchased as treasury stock                                 (664)       (219)       (531)
  Payment for fractional shares                                                (5)         (7)         (7)
  Stock options exercised                                                     162         274         103
  Common stock issued                                                          --         116         613
---------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                   18,353      29,055      53,789
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       15,483      10,830      (5,521)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                      23,912      13,082      18,603
---------------------------------------------------------------------------------------------------------
  End of period                                                          $ 39,395    $ 23,912    $ 13,082
=========================================================================================================

SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                  $  2,008    $    805    $  1,246
  Interest                                                               $ 17,300    $ 17,099    $  8,900

NON-CASH ITEMS:
Stock dividend issued                                                    $  2,882    $  3,344    $  3,014
Net unrealized (loss) gain on investment securities available for        $    714    $  1,892    $ (3,845)
   sale, net of tax
Transfer of investment securities from held to maturity to available
   for sale due to the adoption of FAS 133                               $     --    $ 10,807    $     --
Transfer of investment securities from trading account to available      $     --    $  6,596    $     --
   for sale


See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. Effective September 1, 2001, the Holding Company became a bank holding company as a result of the conversion of First Financial Bank ("First Financial" or the "Bank") from a Pennsylvania chartered savings association to a Pennsylvania chartered commercial bank. The Bank holding company has also been designated as a financial holding company. The business of the Holding Company and its subsidiaries (collectively the "Company") consists of the operations of First Financial and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its nine branch banks in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts to individuals and smaller corporate accounts. The Company is subject to the regulations of various federal and state agencies and undergoes periodic examinations by those regulatory authorities.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries, First Financial and PCIS. The accounts of the First Financial include its wholly-owned subsidiary, D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform with the current year's presentation.

The Company follows accounting principles and reporting practices, which are in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, income taxes, and the valuation of investment. Management believes that the allowance for loan losses, the balances in the income tax accounts, and the valuation of investments are adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuations of real estate owned. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.

RECENT ACCOUNTING PRONOUNCEMENTS

BUSINESS COMBINATIONS

In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method.

The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 142.

ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of the Statement did not have an impact on the Company's earnings, financial condition, or equity.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The adoption of the Statement did not have an impact on the Company's earnings, financial condition, or equity.

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, along with rescinding FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amending FASB Statement No. 13, Accounting for Leases. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishment of debt, and (3) makes certain other technical corrections.

The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this Statement did not have an impact on the Company's earnings, financial condition or equity.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with an original maturity of generally three months or less.

SECURITIES

The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. At the time of purchase, the Company makes a determination on whether or not it will hold the investments to maturity, based upon an evaluation of the probability of the occurrence of future events. Securities classified as held to maturity are accounted for at amortized cost adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. Trading securities are accounted for at quoted market prices with changes in market values thereof being recorded as gain or loss in the statement of operations. All other securities, including investment securities which the Company believes may be involved in interest rate risk, liquidity, or other asset-liability management decisions which might reasonably result in such securities not being held until maturity, are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. If investment securities are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period in which the sale occurs.

OTHER THAN TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the years ended June 30, 2002, 2001 and 2000, the recorded investment in impaired loans was not significant. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

LOANS HELD FOR SALE

The Company originates certain loans that are designated as held for sale at the time of their origination. These loans are immediately sold with servicing released and the company does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). Loans held for sale are carried at the lower of aggregate cost or fair value, with any resulting loss included in other income for the period. Realized gains or losses are included in other income for the period. Loans sold prior to 1990 were sold with servicing retained. The Company recognizes servicing fee income when payments are received.

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

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividends paid in September 2001, 2000, and 1999. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                   YEAR ENDED JUNE 30,
                                     -------------------------------------------
                                        2002            2001            2000
                                       ------          ------          ------
Numerator:
  Net income                           $5,575          $4,003          $4,557
                                       ------          ------          ------
Denominator:
  Denominator for basic earnings
    per share-weighted average shares   4,324           4,318           4,291
Effect of dilutive securities:
  Employee stock options                   31              53              31
                                       ------          ------          ------
Denominator for diluted
  earnings per share-adjusted
  weighted average shares and
  assumed exercise                      4,355           4,371           4,322
                                       ======          ======          ======
Basic earnings per share                $1.29           $0.93           $1.06
                                       ======          ======          ======
Diluted earnings per share              $1.28           $0.92           $1.05
                                       ======          ======          ======

NOTE 2 - INVESTMENT SECURITIES

Investment securities are summarized (in thousands) as follows:


                                                                             AT JUNE 30, 2002
                                                       ----------------------------------------------------------
                                                                          GROSS          GROSS          ESTIMATED
                                                       AMORTIZED        UNREALIZED     UNREALIZED          FAIR
                                                          COST            GAINS          LOSSES           VALUE
                                                       ----------       ----------     ----------       ---------
HELD TO MATURITY:
  U.S. government agency notes and bonds               $  6,376          $    80        $   (34)        $  6,422
  Federal Home Loan Bank of Pittsburgh stock              5,242               --             --            5,242
  Municipal notes and bonds                               8,215               81             --            8,296
  Mortgage-backed securities                             21,310              167            (35)          21,442
  Other                                                      37               --             --               37
                                                       --------          -------        -------         --------
Total held to maturity                                 $ 41,180          $   328        $   (69)        $ 41,439
                                                       ========          =======        =======         ========
AVAILABLE FOR SALE:
  U.S. government agency notes and bonds               $  3,298          $   103        $    --         $  3,401
  Municipal notes and bonds                              30,237              161           (203)          30,195
  Mortgage-backed securities                             24,419              277             --           24,696
  Equity securities                                       1,429               94           (177)           1,346
  Debt securities                                        19,899               27         (1,490)          18,436
  Agency-backed securities                               23,126              202             (9)          23,319
                                                       --------          -------        -------         --------
                                                       $102,408          $   864       $ (1,879)        $101,393
                                                       ========          =======       ========         ========


                                                                            AT JUNE 30, 2001
                                                       ----------------------------------------------------------
                                                                         GROSS           GROSS          ESTIMATED
                                                       AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                          COST           GAINS           LOSSES           VALUE
                                                       ----------      ----------      ----------       ---------
HELD TO MATURITY:
  U.S. government agency notes and bonds               $ 36,681          $   297        $   (41)        $ 36,937
  Federal Home Loan Bank of Pittsburgh stock              4,190               --             --            4,190
  Municipal notes and bonds                                  --               --             --               --
  Mortgage-backed securities                                503                9             --              512
                                                       --------          -------        -------         --------
Total held to maturity                                 $ 41,374          $   306        $   (41)        $ 41,639
                                                       ========          =======        =======         ========
AVAILABLE FOR SALE:
  U.S. government agency notes and bonds               $ 31,565          $   188        $   (39)        $ 31,714
  Municipal notes and bonds                              35,094              143           (613)          34,624
  Mortgage-backed securities                             11,890              101           (177)          11,814
  Equity securities                                       1,453               56           (461)           1,048
  Debt securities                                        16,934               --         (1,300)          15,634
  Agency-backed securities                               18,496               32            (12)          18,516
                                                       --------          -------        -------         --------
                                                       $115,432          $   520        $(2,602)        $113,350
                                                       ========          =======        ========        ========


The amortized cost and estimated fair value of investment securities at June 30, 2002 by contractual maturity, are shown below (in thousands).

                                                                                  WEIGHTED
                                                 AMORTIZED        ESTIMATED        AVERAGE
                                                   COST          FAIR VALUE         YIELD
                                              ----------         ----------      ----------
                                                            (Dollars in Thousands)
HELD TO MATURITY
  Due in one year or less                       $  3,300          $  3,329          6.70%
  Due after one year through five years            1,801             1,800          6.07%
  Due after five years through ten years             988               953          5.00%
  Due after ten years                             29,812            30,078          5.83%
  No stated maturity                               5,279             5,279          0.00%
                                                --------          --------          ----
  TOTAL HELD TO MATURITY                        $ 41,180          $ 41,439          5.14%
                                                --------          --------          ----

AVAILABLE FOR SALE
  Due in one year or less                       $  4,403          $  4,410          4.56%
  Due after one year through five years            6,899             7,022          4.76%
  Due after five years through ten years          11,022            11,128          4.09%
  Due after ten years                             78,655            77,487          5.13%
  No stated maturity                               1,429             1,346          0.00%
                                                --------          --------          ----
  TOTAL AVAILABLE FOR SALE                      $102,408          $101,393          4.90%
                                                --------          --------          ----
  TOTAL INVESTMENT SECURITIES                   $143,588          $142,832          4.97%
                                                ========          ========          ====

Expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations without prepayment penalties. The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%). Proceeds from sales and calls of investment securities available for sale during fiscal 2002, 2001, and 2000, were $77.61, $54.80 and $58.94 million, respectively. Gross gains of $454, $253 and $195 thousand, in fiscal 2002 2001 and 2000, respectively, and gross losses, including impairment losses, of $1.12 million, $320, and $184 thousand, in fiscal 2002, 2001, and 2000, respectively, were realized on those sales. Accrued interest receivable on investments amounted to $905 thousand and $1.98 million at June 30, 2002 and 2001, respectively. At June 30, 2002, $91.88 million of investment securities were pledged as collateral for Municipal savings deposits with the Bank, for securities sold under agreements to repurchase, and for the Bank's treasury, tax and loan account with the Federal Reserve.

Investments include three classified Municipal Authority Revenue Bond investments that had an aggregate balance of $7.1 million at June 30, 2002, after a write-down on two of the Bonds totaling $955,000. After the write-down, two of the Bonds have a carrying value of $5.6 million and both of these bonds involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long term lease arrangements with renewal options. Of the total balance of $5.6 million, $865 thousand are interest bearing bonds and the remainder of $4.7 million are zero coupon bonds with maturities extending up to June 2034.

The third classified bond has a balance, after write-down, of $1.5 million, an interest rate of 6% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a Housing and Urban Development Program. The Office of Housing and Urban Development (HUD) has indicated that they will provide funds to build additional housing which would be donated to this bond issue and, when sold, would reduce the losses incurred on the bonds.

There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

Debt securities included in available for sale securities at June 30, 2002 and 2000 primarily consist of long term Corporate Debt obligations with ratings of A and above and most of these obligations are floating rates tied to movements in the Treasury markets.

In July of fiscal 2001, the Company adopted SFAS 133 resulting in an unrealized loss of $163 thousand because of the transfer of securities from held to maturity to available for sale, which was recognized in other comprehensive income.

NOTE 3 - LOANS RECEIVABLE

Loans receivable, including loans held for sale, (in thousands) are summarized as follows:

                                                         AT JUNE 30,
                                              ----------------------------------
                                                     2002                2001
                                              ----------------------------------
        First mortgage loans:
           Residential                           $  133,889          $  151,155
           Construction - residential                19,190              18,191
           Land acquisition and development          16,707              11,492
           Commercial                               103,985              82,890
           Construction - commercial                 12,573              16,560
        Commercial business                          36,774              27,653
        Consumer                                     69,538              64,756
                                                 ----------          ----------
        Total loans                                 392,656             372,697

        Less:
           Undisbursed loan proceeds
              Construction - residential            (17,277)            (13,752)
              Construction - commercial              (5,556)             (6,776)
          Deferred loan fees                         (1,533)             (1,592)
          Allowance for loan losses                  (4,588)             (4,264)
                                                 ----------          ----------
        Net loans                                $  363,702          $  346,313
                                                 ==========          ==========

Accrued interest receivable on loans amounted to $1.62 and $1.58 million at June 30, 2002 and 2001, respectively. At June 30, 2002, 2001, and 2000, the Company serviced loans for others totaling $23.7, $20.6 and $23.7 million, respectively.

The aggregate amount of loans by the Company to its directors and executive officers was $1.27 million and $3.95 million at June 30, 2002 and 2001, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers. An analysis of the activity of these loans, in millions, follows:

        Balance at July 1, 2001                           $3.95
           New loans                                        .00
           Repayments                                     (0.29)
                                                          -----
        Balance at June 30, 2002                          $3.66
                                                          =====

The total amount of non-performing loans was $944 thousand, $1.17 million, and $942 thousand, at June 30, 2002, 2001 and 2000, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross interest income for fiscal 2002, 2001, and 2000 that would have been recorded for these loans was $195, $160, and $82 thousand. Interest income on these non-performing loans included in income for fiscal 2002, 2001, and 2000 amounted to $114, $23 thousand, and $24 thousand, respectively. At June 30, 2002, and throughout fiscal 2001, there were no loans for which impairment was required to be recognized.

The activity in the allowance for loan losses (in thousands) was as follows:

                                                   YEAR ENDED JUNE 30,
                                    --------------------------------------------
                                       2002              2001            2000
                                    --------------------------------------------
Balance, beginning of period        $ 4,264           $ 3,908          $ 3,651
Provision for loan losses               547               445              420
Loans charged off                      (229)             (104)            (171)
Recoveries                                6                15                8
                                    -------           -------          -------
Balance, end of period              $ 4,588           $ 4,264          $ 3,908
                                    =======           =======          =======

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment by major classification are summarized (in thousands) as follows:

                                                 2002             2001
                                                 ----             ----
Land                                          $  1,521          $  1,522
Buildings and improvements                      11,484             7,345
Furniture, fixtures and equipment                4,511             5,269
                                              --------          --------
Total                                           17,516            14,136
Less accumulated depreciation                   (4,751)           (3,796)
                                              --------          --------
Net                                           $ 12,765          $ 10,340
                                              ========          ========

NOTE 5 - DEPOSITS

Deposits (in thousands) consist of the following major classifications:

                                                                      AT JUNE 30,
                                    --------------------------------------------------------------------------------
                                                    2002                                       2001
                                    --------------------------------------    --------------------------------------
                                     WEIGHTED                   PERCENT        WEIGHTED                  PERCENT
                                      AVERAGE                      OF           AVERAGE                    OF
                                       RATE        AMOUNT        TOTAL           RATE        AMOUNT      TOTAL
                                     --------     --------     ---------      ---------    ---------     --------
Non-interest bearing                    -- %     $  44,890       11.6%            -- %     $  38,840        9.4%
                                      -----      ---------       ----            ----      ---------      -----
Interest-bearing:
   NOW checking accounts               0.81%        55,307       14.3%           1.20%        43,467       10.5%
   Money market deposit accounts       1.95%        65,411       17.0%           3.18%        60,430       14.6%
   Savings accounts                    1.03%        31,560        8.2%           1.70%        26,414        6.4%
   Certificates less than $100,000     3.79%       120,810       31.3%           5.38%       124,601       30.2%
   Certificates $100,000 and greater   3.34%        68,002       17.6%           5.16%       119,600       28.9%
                                      -----      ---------       ----            ----      ---------      -----
      Total interest-bearing deposits  2.61%       341,090       88.4%           4.21%       374,512       90.6%
                                      -----      ---------       ----            ----      ---------      -----
         TOTAL DEPOSITS                2.31%     $ 385,980      100.0%           3.81%     $ 413,352      100.0%
                                      =====      =========      =====            ====      =========      =====


At June 30, 2002 and 2001 certificates of deposit include municipal deposits of $43.1 million and $89.8 million, respectively, which are collateralized with pledged investments.

While certificates of deposits frequently are renewed at maturity rather than paid out, a summary of certificates by contractual maturity (in thousands) at June 30, 2002 is as follows:

                                    YEARS ENDING JUNE 30,              AMOUNT
                                    ---------------------              -------
                                            2003                     $ 110,888
                                            2004                        53,635
                                            2005                        11,420
                                            2006                         2,707
                                            2007                         4,683
                                     2008 and thereafter                 5,479
                                                                     ---------
                                                                     $ 188,812
                                                                     =========

Interest expense on deposits (in thousands) is comprised of the following:

                                                    YEAR ENDED JUNE 30,
                                      ------------------------------------------
                                            2002            2001          2000
                                      ------------------------------------------
NOW checking accounts                     $    433       $    641      $    590
Money market deposit accounts                1,430          2,427         1,662
Savings accounts                               320            495           503
Certificates less than $100,000              5,347          7,597         6,978
Certificates $100,000 & greater              3,652          6,461         3,967
                                          --------       --------      --------
                                          $ 11,182       $ 17,621      $ 13,700
                                          ========       ========      ========

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK OF PITTSBURGH ("FHLBP")

Under the terms of its collateral agreement with the FHLBP, the Company maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLBP. The Company's FHLBP stock is also pledged to secure these advances. At June 30, 2002 and 2001, such advances (dollars in thousands) mature as follows:

                     WEIGHTED                               WEIGHTED
                     AVERAGE   JUNE 30,                      AVERAGE    JUNE 30,
DUE BY JUNE 30,       RATE       2002    DUE BY JUNE 30,      RATE        2001
---------------------------------------  --------------------------------------
    2003              5.56%   $  8,781        2002            6.08%    $  1,832
    2004              4.39%      3,099        2003            5.86%       7,369
    2005              4.97%      4,045        2004            5.79%         720
    2006              4.65%      2,294        2005            5.99%       1,521
    2007              5.32%        834        2006            6.33%         372
 Thereafter           5.33%     83,401    Thereafter          5.57%      68,423
--------------------------------------- ---------------------------------------
Total FHLBP advances  5.29%   $102,454  Total FHLBP advances  5.62%    $ 80,237
======================================= =======================================

Included in the table above at June 30, 2002 are $81.0 million of convertible advances whereby the FHLBP (Federal Home Loan Bank of Pittsburgh) has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London Inter Bank Offering Rate). The Bank has the option to prepay these advances if the FHLBP converts the interest rate. These advances are included in the year in which they mature.

The Company has a line of credit of $10 million with the FHLBP. The Company, from time to time, will use the line of credit to meet liquidity needs. At June 30, 2002 and 2001, there were no balances outstanding on the line of credit.

NOTE 7 - TRUST PREFERRED SECURITIES

On March 26, 2002, the Company issued $10.31 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity. The Trust then issued $10.00 million of Trust Preferred Securities which pay interest quarterly at 3 month Libor plus 3.60 basis points to investors which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon maturity of the debentures in 2032.

NOTE 8 -INCOME TAXES

The provision (and benefit) for income taxes is summarized as follows (in thousands):

                                           AT JUNE 30,
                              ------------------------------------
                                2002           2001           2000
                                ----           ----           ----
Current:
   Federal                    $ 1,471        $  893        $ 1,065
   State                           97           126            203
Deferred - Federal               (213)         (455)           (11)
                              -------        ------        -------
Total                         $ 1,355        $  564        $ 1,257
                              =======        ======        =======

The provision for income taxes differs from the statutory rate due to the following (in thousands):

                                                       AT JUNE 30,
                                          -------------------------------------
                                            2002          2001            2000
                                            ----          ----            ----
Federal income taxes at statutory rate    $ 2,356       $ 1,553         $ 1,977
Tax exempt interest and dividends, net       (796)         (768)           (847)
State taxes net, of deferral benefit           64            83             134
Low income housing tax credits               (270)         (311)             --
Other, net                                      1             7              (7)
                                          -------       -------         -------
                                          $ 1,355       $   564         $ 1,257
                                          =======       =======         =======

The deferred tax assets and liabilities at June 30, 2002 and 2001 consisted of the following (in thousands):

                                                        AT JUNE 30,
                                                ----------------------------
                                                    2002           2001
                                                    ----           ----
Deferred tax assets:
   Tax credit carry-forward                       $  378          $  371
   Allowance for loan losses                       1,560           1,450
   Deferred loan fees                                 --              30
   Uncollected interest                               34              34
   Net unrealized loss on securities
      available for sale                             392             857
   Investment in joint ventures                       56               2
   Other                                              22              22
                                                  ------          ------
Gross deferred tax assets                          2,442           2,766

Deferred tax liabilities:
   Tax bad debt reserves                              55              82
   Loan discount                                      74              88
   Depreciation                                      141             172
                                                  ------          ------
Gross deferred tax liabilities                       270             342
                                                  ------          ------
Net deferred tax assets                           $2,172          $2,424
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

Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at June 30, 2002, are approximately $2.8 million of which $2.64 million represents the base year amount and $160 thousand is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk:
--------------------------------------------------

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk which meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Commitments to originate loans amounted to $1.99 million as of June 30, 2002, which represent fixed-rate loans with interest rates ranging 6.13% to 7.50%. At June 30, 2002, the Company had undisbursed loans in process for construction loans of $22.83 and $37.07 million in undisbursed lines of credit. In addition, at such date the Company has issued $2.55 million in commercial letters of credit fully secured by deposit accounts or real estate.

Concentration of credit risk:
----------------------------

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

Other commitments:
------------------

The Bank and PCIS have entered into operating leases for several of their branch and office facilities. The minimum annual rental payments under these leases at June 30, 2002, (in thousands) are as follows:

                                     MINIMUM LEASE
                   YEAR                PAYMENTS
                   ----                --------
                   2003                  $586
                   2004                   559
                   2005                   454
                   2006                   361
                   2007                   240
           2008 and thereafter            911

Rent expense under these leases for each of the years ended June 30, 2002, 2001, and 2000, was $639, $498, and $573 thousand, respectively.

NOTE 10 - AFFILIATED TRANSACTIONS

During fiscal 2001 and 2000 the Company entered into an agreement with one of the directors of the Company to perform reviews of appraisals in connection with the origination of residential mortgage loans. The Board of Directors approved the agreements and the Bank paid $2 thousand, and $3 thousand in 2001 and 2000, respectively. No fees were paid in 2002.

Two directors of the Company are a principal and a partner in law firms which the Company retained during fiscal years 2002, 2001, and 2000, and which the Company intends to retain during fiscal year 2003. During the year ended December 31, 2001, the amount of legal fees paid to the law firms did not exceed 5% of those firms' gross revenues for such year.

A director of the Company is an executive officer, director and principal of an investment banking firm from which the Company purchased and sold investment securities during fiscal years 2002, 2001, and 2000. The Company intends to continue the business relationship during fiscal 2003. The purchases of investment securities from the investment banking firm amounted to $39.90, $90.11, and $162.08 million, and the sales amounted to $85.54, $98.69, and $131.68 million, during fiscal years 2002, 2001, and 2000, respectively. These securities were purchased and sold at market rates and on terms no more favorable to the investment banking firm than those obtainable on an arm's-length basis. The investment banking firm receives income on these transactions as a result of a spread differential (on a net yield basis). During the year ended December 31, 2001, the amount of income earned by the investment banking firm related to the investment activity with the Company did not exceed 5% of that firm's gross revenues for such year.

A director of the Company is a director and president of a mortgage banking firm from which the Company purchased single-family residential mortgage loans during fiscal year 2000, and the Company intends to continue the business relationship during fiscal year 2003. During fiscal 2000, the purchases of loans from the mortgage banking firm amounted to $1.61 million with fees of $24 thousand paid to the firm. The loans were purchased at market rates and terms no more favorable to the mortgage banking firm than those obtainable on an arm's-length basis.

NOTE 11 - STOCKHOLDERS' EQUITY

At the time of its conversion from a state-chartered mutual association to a state-chartered capital stock association, the Bank established a liquidation account in an amount equal to $4.8 million at September 30, 1986. The liquidation account is maintained for the benefit of eligible savings account holders who have maintained their savings account in the Bank after conversion. In the unlikely event of a complete liquidation, each eligible savings account holder will be entitled to receive a liquidation distribution from the liquidation account, in the amount of the then current adjusted sub-account balance for savings accounts held, before any liquidation distribution may be made with respect to capital stock.

Except for the repurchase of stock and payment of dividends by the Bank, the existence of the liquidation account does not restrict the use or application of such net worth. The Company may not declare or pay a cash dividend on, or repurchase, any of its common stock if the effect thereof would cause the net worth of the Bank to be reduced below the amount required for the liquidation account.

In September 2001 and 2000, the Company paid 5% common stock dividends in the amounts of 205,890 and 274,108 shares, respectively, from authorized but unissued common stock with fractional shares being paid in the form of cash.

NOTE 12 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2002 and 2001 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since June 30, 2002 that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios as calculated under OTS regulations for June 30, 2001 are presented in the table as follows (dollars in thousands). As a result of the Bank's conversion to a Pennsylvania-chartered commercial bank, as of September 1, 2001, it is now subject to the regulatory capital requirements of the FDIC rather than the OTS, which requirements at June 30, 2002 are presented below.


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                    -------------------------    ------------------------    -------------------------
                                       AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                    -----------    ----------    -----------    ---------    -----------    ----------
AS OF JUNE 30, 2002:
Total Capital
   (to Risk-Weighted Assets)           $55,582        15.04%        $29,558        8.00%        $36,947        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $50,994        13.80%        $14,779        4.00%        $22,168         6.00%
Tier 1 Capital
   (to Average Assets)                 $50,994         9.35%        $21,807        4.00%        $27,259         5.00%

AS OF JUNE 30, 2001:
Total Capital
   (to Risk-Weighted Assets)           $41,319        12.61%        $26,220        8.00%        $32,775        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $37,220        11.36%        $13,110        4.00%        $19,665         6.00%
Tier 1 Capital
   (to Average Assets)                 $37,220         6.85%        $21,725        4.00%        $27,157         5.00%



NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each major classification of financial instrument at June 30, 2002 and 2001:

Cash and cash equivalents:
-------------------------

Current carrying amounts approximate estimated fair value.

Trading account securities, securities held to maturity and securities available
--------------------------------------------------------------------------------
for sale:
---------

Current quoted market prices were used to determine fair value.

Loans:
------

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

Deposits:
---------

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

Borrowed Funds:
---------------

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

The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                          AT JUNE 30,
                                            -------------------------------------------------------------------------
                                                           2002                                  2001
                                            ------------------------------------  -----------------------------------
                                                    CARRYING          ESTIMATED           CARRYING          ESTIMATED
                                                     AMOUNT          FAIR VALUE            AMOUNT          FAIR VALUE
                                                     ------          ----------            ------          ----------
Financial Assets:
Cash and cash equivalents                          $   39,395        $  39,395          $   23,912         $  23,912
Trading account securities                                 16               16                  16                16
Investments securities available for sale             101,393          101,393             113,350           113,350
Investment securities                                  41,180           41,439              41,374            41,639
Loans receivable, net                                 363,702          371,385             346,313           346,670
Accrued interest receivable                             2,543            2,543               3,553             3,553
                                                   ----------        ---------          ----------         ---------
     Total financial assets                        $  548,229        $ 556,171          $  528,518         $ 529,140
                                                   ==========        =========          ==========         =========

Financial Liabilities:
Deposits and repos                                 $  404,229        $ 396,723          $  415,780         $ 417,817
Borrowed funds                                        102,454          109,761              80,478            77,885
Trust preferred securities                             10,000           10,000                  --                --
Accrued interest payable                                1,465            1,465               1,818             1,818
                                                   ----------        ---------          ----------         ---------
     Total financial liabilities                   $  518,148        $ 517,949          $  498,076         $ 497,520
                                                   ==========        =========          ==========         =========


The estimated fair value of the Company's off-balance sheet financial instruments is as follows (in thousands):


                                                                        AT JUNE 30,
                                            -------------------------------------------------------------------------
                                                           2002                                  2001
                                            ------------------------------------  -----------------------------------
                                                    NOTIONAL         ESTIMATED          NOTIONAL         ESTIMATED
                                                     AMOUNT         FAIR VALUE           AMOUNT          FAIR VALUE
                                                     ------         ----------           ------          ----------
Commitments to extend credit                        $37,066          $  371              $21,690          $  217
Standby letters of credit                             2,551              26                  993              10



NOTE 14 - EMPLOYEE BENEFITS

Stock Compensation Program
--------------------------

The Company has two stock option plans (collectively, the "Plans") -- the 1993 Plan and the 1997 Plan. At June 30, 2002, an aggregate of 0 and 146,447, respectively, authorized but unissued shares of common stock of the Company, adjusted for the stock dividends and stock splits effected by the Company subsequent to the effective date of each of the Plans were reserved for issuance under the 1993 Plan and the 1997 Plan. As of June 30, 2002, there were 269,951 and 517,257 options granted under the 1993 and 1997 Plan, respectively. Under the Plans, the option price per share for options granted may not be less than the fair market value of the common stock on the date of grant. Options may be granted under the 1993 Plan and the 1997 Plan during the ten-year periods ending 2003 and 2007, respectively, and options granted under the Plans are exercisable up to ten years from the date of grant. Rights to exercise options under the Plans may be limited by imposition of vesting schedules at the time the options are granted.

The following table is a summary of option transactions since June 30, 1999. These options and option prices for the years 2002, 2001, and 2000 have been adjusted to reflect the stock dividends.


                                        2002                         2001                          2000
                                        ----                         ----                          ----
                                                WEIGHTED                     WEIGHTED                      WEIGHTED
                                                 AVERAGE                      AVERAGE                       AVERAGE
                                                EXERCISE                     EXERCISE                      EXERCISE
                               SHARES             PRICE         SHARES         PRICE          SHARES         PRICE
                               ------             -----         ------         -----          ------         -----
Number of outstanding at
  beginning of year              373,416       $  14.47        355,314       $  14.12         183,293      $  13.40
Granted                          236,840          15.35         58,144          15.73         204,233         14.53
Exercise                         (16,308)          8.24        (15,126)          9.24         (12,949)         7.33
Forfeited                        (28,665)         14.05        (24,916)         15.65         (19,263)        16.14
                                 -------                       -------                        -------
Outstanding at end of year       565,283          15.04        373,416          14.47         355,314         14.12

Exercisable at end of year       317,213          14.82        215,452          14.06         166,328         13.49
Weighted-average fair
   value of options granted      $  4.66                       $  5.51                        $  4.97



At June 30, 2002, the range of exercise prices was $7.27 to $17.62 and the weighted average remaining contractual life of the outstanding options is 7.9 years. The Black-Scholes option-pricing model was used to determine the grant-date fair value of options. Significant assumptions used in the model included a weighted average risk free rate of return of 5.09% in 2002, 5.89% in 2001, and 5.86% in 2000; expected option life of 6 years for 2002, 2001, and 2000 options; expected stock price volatility of 32.37% for 2002, 33.61% for 2001, and 29.91% for 2000 and expected dividends of 2.55%, 2.59%, and 2.12%, for 2002, 2001, and 2000, respectively.

The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123 "Accounting for Stock-based Compensation", and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for plans and provide the required proforma disclosures of SFAS 123. Had the grant-date fair-value provisions of SFAS 123 been adopted, the Company would have recognized the following:


                                                                                                      PROFORMA
                                 OPTIONS              COMPENSATION              PROFORMA           DILUTED EARNINGS
        JUNE 30,               OUTSTANDING              EXPENSE                NET INCOME              PER SHARE
-------------------------------------------------------------------------------------------------------------------
         2000                   355,314                $269,000                $4,290,000               $0.99
         2001                   373,416                 306,000                 3,700,000                0.85
         2002                   565,283                 504,000                 5,170,000                1.19


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

The ESOP has been funded by contributions from the Bank, and benefits to participants are normally paid in cash or whole shares of common stock.

The ESOP plan was established in October 1987. Contributions to the ESOP and forfeited shares were allocated among members on the basis of compensation. Dividends received on the ESOP shares are allocated to participants based on the number of shares held by each participant. A total of 13,466, 13,024 and 57,901 shares were allocated in fiscal 2002, 2001 and 2000, respectively. The shares of stock allocated by the ESOP during the three years ended June 30, 2002 were purchased by the plan from Company contributions and dividends received on the ESOP shares.

Contributions by the Bank to the ESOP in fiscal 2002, 2001 and 2000 amounted to $50 thousand, $110 thousand and $122 thousand, respectively, and are included in the accompanying consolidated statements of operations in salaries and employee benefits. The ESOP loans matured and were paid in April 1999.

Pension Plan
------------

The Bank has a noncontributory defined benefit pension plan which is fully funded through a multi-employer investment trust covering qualified salaried employees. Costs recognized for the years ended June 30, 2002, 2001, and 2000, totaled $209 thousand, $82 thousand, and $6 thousand, respectively. Information relative to the financial status of the Bank's portion of the Plan is not currently available.

NOTE 15 - SEGMENT REPORTING

The Company has two reportable segments: the Bank and PCIS. The Bank operates a branch bank network with nine full-service banking offices and provides deposits and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate primarily in southeastern Pennsylvania.

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

The following table highlights income statement and balance sheet information for each of the segments at or for the years ended June 30, 2002, 2001, and 2000 (in thousands):

FOR THE YEAR ENDED JUNE 30, 2002:        FFB             PCIS           TOTAL
--------------------------------------------------------------------------------
Net interest income                   $ 18,073          $   33        $ 18,106
Other income                             1,826           3,522           5,348
Total Net income                         5,214             361           5,575
Total assets                           564,368           1,664         566,032
Total interest-bearing deposits         27,862           1,301          29,163
Total trading securities                    --              16              16

FOR THE YEAR ENDED JUNE 30, 2001:        FFB             PCIS           TOTAL
--------------------------------------------------------------------------------
Net interest income                   $ 15,031          $   81        $ 15,112
Other income                             2,338           3,592           5,930
Total Net income                         3,594             409           4,003
Total assets                           542,979           1,726         544,705
Total interest-bearing deposits         18,328           1,370          19,698
Total trading securities                    --              16              16

FOR THE YEAR ENDED JUNE 30, 2000:        FFB             PCIS           TOTAL
--------------------------------------------------------------------------------
Net interest income                   $ 14,774          $   88        $ 14,862
Other income                             2,016           3,520           5,536
Total Net income                         4,198             359           4,557
Total assets                           505,743           1,407         507,150
Total interest-bearing deposits          7,247             917           8,164
Total trading securities                12,708             130          12,838

NOTE 17 - SUMMARIZED QUARTERLY FINANCIAL DATA FOR FISCAL 2002 AND 2001
(UNAUDITED)
(Dollars in thousands except per share data)


                                                2002                                        2001
                            ------------------------------------------  -----------------------------------------
                                First     Second     Third     Fourth      First     Second     Third     Fourth
                               Quarter    Quarter   Quarter    Quarter    Quarter    Quarter   Quarter    Quarter
                               -------    -------   -------    -------    -------    -------   -------    -------

Interest income               $ 9,205    $ 8,648   $ 8,327    $ 8,290    $ 9,022    $ 9,307   $ 9,457    $ 9,544
Interest expense                4,919      4,130     3,675      3,640      5,503      5,784     5,554      5,377
                              -------    -------   -------    -------    -------    -------   -------    -------
Net interest income             4,286      4,518     4,652      4,650      3,519      3,523     3,903      4,167
Provision for loan losses         131        147       149        120        105        105       105        130
                              -------    -------   -------    -------    -------    -------   -------    -------

Net interest income after
   provision for loan losses    4,155      4,371     4,503      4,530      3,414      3,418     3,798      4,037
Other income                    1,555      1,718     1,560        515      1,562      1,234     1,379      1,755
Operating expenses              3,768      4,116     4,128      3,965      3,842      4,212     3,719      4,257
                              -------    -------   -------    -------    -------    -------   -------    -------
Income before income taxes      1,942      1,973     1,935      1,080      1,134        440     1,458      1,535
Income tax expense
  (benefit)                       480        496       456       (77)        139      (121)       278        268
                              -------    -------   -------    -------    -------    -------   -------    -------
NET INCOME                    $ 1,462    $ 1,477   $ 1,479    $ 1,157    $   995    $   561   $ 1,180    $ 1,267
                              =======    =======   =======    =======    =======    =======   =======    =======

EARNINGS PER COMMON SHARE (1)
   Basis                      $  0.34    $  0.34   $  0.34    $  0.27    $  0.23    $  0.12   $  0.28    $  0.30
                              =======    =======   =======    =======    =======    =======   =======    =======
   Diluted                    $  0.34    $  0.34   $  0.34    $  0.27    $  0.23    $  0.12   $  0.27    $  0.30
                              =======    =======   =======    =======    =======    =======   =======    =======


(1) Earnings per share have been restated to reflect the effects of the 5% stock dividends paid in September 2001 and 2000.

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION (in thousands) Financial information of Chester Valley Bancorp Inc. (parent company only) follows:

STATEMENTS OF FINANCIAL CONDITION                      JUNE 30,
                                      ------------------------------------------
                                         2002                        2001
                                         ----                       -----
ASSETS
   On deposit with subsidiaries       $     120                   $     606
   Securities available for sale          1,966                       1,656
   Investment in subsidiaries            52,117                      37,658
   Other assets                             353                         178
                                      ---------                   ---------
      TOTAL ASSETS                    $  54,556                   $  40,098
                                      =========                   =========

LIABILITIES
   Other liabilities                  $      75                   $      --
   Subordinated debentures               10,310                          --
                                      ---------                   ---------
      TOTAL LIABILITIES                  10,385                          --

STOCKHOLDERS' EQUITY                     44,171                      40,098
                                      ---------                   ---------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY         $  54,556                   $  40,098
                                      =========                   =========

STATEMENTS OF OPERATIONS                         YEAR ENDED JUNE 30,
                                     --------------------------------------
                                         2002          2001          2000
                                     --------------------------------------
INCOME
   Dividends from subsidiaries        $   1,540   $   1,200      $    980
   Equity in undistributed income
      of subsidiaries                     4,199       2,708         3,490
   Interest and other income                 69         103           103
                                      ---------   ---------      --------
TOTAL INCOME                              5,808       4,011         4,573

EXPENSE
   Other expense                            233           8            16
                                      ---------   ---------      --------
NET INCOME                            $   5,575   $   4,003      $  4,557
                                      =========   =========      ========


STATEMENTS OF CASH FLOWs                         YEAR ENDED JUNE 30,
                                     --------------------------------------
                                         2002          2001          2000
                                     --------------------------------------
OPERATING ACTIVITIES:
   Net income                         $   5,575   $   4,003      $   4,557
   Add (deduct) items not affecting
     cash flows from operating
     activities:
     Equity in undistributed income
        of subsidiaries                  (4,199)     (2,708)         (3,490)
     Loss on sale of investment
        securities                           24          --              --
     (Increase) decrease in other
        assets, net                        (273)          3              (4)
     Increase (decrease) in other
        liabilities                          75          --              --
     Reduction of common stock
        acquired by ESOP                     --          --              --
                                      ---------   ---------      ----------
    NET CASH FLOWS FROM OPERATING
        ACTIVITIES                        1,202       1,298           1,071
                                      ---------   ---------      ----------
INVESTMENT ACTIVITIES:
   Purchase of securities available
      for sale                               --          --            (259)
   Proceeds from sales and calls of
      securities available for sale          --          --             259
                                      ---------   ---------      ----------
   Net cash flows used in investment
      activities                             --          --              --
                                      ---------   ---------      ----------
FINANCING ACTIVITIES:
   Income tax benefit on exercise of
      stock options                         (21)        (26)            (16)
   Capital contribution to
      subsidiaries                       (9,760)         --              --
   Proceeds from the issuance of
      subordinated debentures            10,310          --              --
   Cash dividends                        (1,709)     (1,463)         (1,383)
   Payment for fractional shares             (5)         (7)             (7)
   Common stock repurchased                (664)       (219)           (531)
   Proceeds from exercise of stock
      options                               162         274             103
   Proceeds from issuance of common
      stock                                  --         116             613
                                      ---------   ---------      ----------
   Net cash flows used in financing
      activities                         (1,687)     (1,325)         (1,221)
                                      ---------   ---------      ----------
NET INCREASE (DECREASE) IN CASH            (485)        (27)           (150)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                      606         633             783
                                      ---------   ---------      ----------
   END OF PERIOD                      $    121    $     606      $      633
                                      =========   =========      ==========
NON-CASH ITEMS:
   Net unrealized loss on investment
      securities available for sale,
      net of taxes                    $    (649)  $  (1,892)     $   (1,703)
                                      =========   =========      ==========
   Stock dividend issued              $   2,882   $   3,344      $    3,014
                                      =========   =========      ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from pages 3 to 8 of the Company's Definitive Proxy Statement for the Annual meeting of Stockholders to be held on October 22, 2002 which was filed with the SEC on September 13, 2002 ("Definitive Proxy Statement").

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following consolidated financial statements and report of Independent Auditors of Chester Valley Bancorp Inc. and Subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

          (a) Consolidated Statements of Financial Condition at June 30, 2002 and 2001.

          (b) Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001, and 2000.

          (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2002, 2001, and 2000.

          (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000.

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

                                                  INDEX TO EXHIBITS

Number          Description of Documents
------

3a              Restated Articles of Incorporation**
3b              Bylaws, as amended
4               Specimen Stock Certificate*
10a             Key Employee Stock Compensation Program, as amended**
10b             Employee Stock Ownership Plan**
10c             Employment Agreement By and Between the Holding Company, the
                Bank and Donna M. Coughey
10e             Employment Agreement By and Between the Holding Company, the
                Bank and Colin N. Maropis**
10h             Employment Agreement By and Between the Holding Company, the
                Bank and Albert S. Randa
10j             Amendment No. 1 to the Employment Agreement By and Between
                the Holding Company, the Bank and Colin N. Maropis ***
10l             1997 Stock Option Plan as amended ****
10m             1993 Stock Option Plan as amended
11              Statement re: computation of per share earnings - reference is made to Item 8 hereof
21              Subsidiaries of the Registrant - Reference is made to
                Item, 1, Business - Subsidiaries," for the required information
23              Consent of Independent Auditors
99.1            Certification Pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 13, 2002
(*)             Incorporated herein by reference from the Company's Registration
                Statement on Form S-4 (33-30433) dated August 10, 1989

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

                                              CHESTER VALLEY BANCORP INC.

Dated: September 13, 2001             By:   /s/ Donna M. Coughey
                                              ------------------------------
                                              Donna M. Coughey
                                              Director, President and
                                              Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                               Title                           Date

/s/ Robert J. Brabury              Secretary                  September 13, 2002
------------------------------
Robert J. Bradbury

/s/ Edward T. Borer                Director                   September 13, 2002
------------------------------
Edward T. Borer

/s/ Donna M. Coughey               Director, President        September 13, 2002
------------------------------     and Chief Executive
Donna M. Coughey                   Officer

/s/ John J. Cunningham, III        Director                   September 13, 2002
------------------------------
John J. Cunningham, III

/s/ Gerard F. Griesser             Director                   September 13, 2002
------------------------------
Gerard F. Griesser

/s/ James E. McErlane              Director and Chairman      September 13, 2002
------------------------------     of the Board
James E. McErlane

/s/ Richard L. Radcliff            Director                   September 13, 2002
------------------------------
Richard L. Radcliff

/s/ Emory S. Todd                  Director                   September 13, 2002
------------------------------
Emory S. Todd

/s/ William M. Wright              Director                   September 13, 2002
------------------------------
William M. Wright

/s/ Albert S. Randa                Chief Financial Officer    September 13, 2002
------------------------------
Albert S. Randa

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Donna M Coughey, the President and Chief Executive Officer of Chester Valley Bancorp Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Chester Valley Bancorp
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;





Date:  September 13, 2002                    /s/ Donna M. Coughey
                                             -----------------------------------
                                             Donna M. Coughey
                                             President & Chief Executive Officer





                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Albert S. Randa, the Chief Financial Officer and Treasurer of Chester Valley Bancorp Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Chester Valley Bancorp
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;





Date: September 13, 2002                   /s/ Albert S. Randa
                                           -------------------------------------
                                           Albert S. Randa
                                           Chief Financial Officer and Treasurer