Form 10-K/A
period 2002-06-30
CHESTER VALLEY BANCORP INC
filed 2002-10-25
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the Fiscal Year Ended:  June 30, 2002

                                     Or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from ________ to _________

                         Commission File No: 0-18833

                         Chester Valley Bancorp Inc.
______________________________________________________________________________
          (Exact name of registrant as specified in its charter)


       Pennsylvania                                   23-2598554
______________________________________________________________________________
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)



   100 E. Lancaster Ave., Downingtown PA                19335
______________________________________________________________________________
       (Address of principal                         (Zip Code)
         executive offices)

    Registrant's telephone number, including area code:  (610) 269-9700

       Securities registered pursuant to Section 12(b) of the Act:

                             Not Applicable

       Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $1.00 Par Value Per Share
______________________________________________________________________________
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of September 30, 2002, the aggregate value of the 3,848,215 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 687,311 shares held by all directors and officers of the registrant as a group, was approximately $63.50 million. This figure is based on the closing sales price of $16.50 per share of the registrant's Common Stock on September 30, 2002.

Number of shares of Common Stock outstanding as of
 September 30, 2002:   4,535,526

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2002 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required herein other than as set forth below is incorporated by reference from pages 3 to 8 of the Company's Definitive Proxy Statement.

    In addition, the following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of June 30, 2002.

                   Number of Shares      Weighted-     Number of Shares
                   to be issued upon     Average       Remaining
                   the Exercise of       Exercise      Available
                   Outstanding           Price of      for Future
                   Options,              Outstanding   Issuance
                   Warrants and          Options       (Excluding Shares
 Plan Category     Rights(1)                           Reflected in the
                                                       First Column)
---------------    -----------------     -----------   ------------------

Equity Compensation
 Plans Approved by
 Security Holders       565,283            $15.04          146,447



Equity Compensation
 Plans Not Approved
 by Security Holders         --                --               --
                        -------             -----          -------
Total                   565,283            $15.04          146,447
                        =======             =====          =======

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


                                     2

                              Index to Exhibits

Number         Description of Documents
------         ------------------------

3a             Restated Articles of Incorporation**
3b             Bylaws, as amended
4              Specimen Stock Certificate*
10a            Key Employee Stock Compensation Program, as amended**
10b            Employee Stock Ownership Plan**
10c            Employment Agreement By and Between the Holding Company,
               the Bank and Donna M. Coughey
10e            Employment Agreement By and Between the Holding Company,
               the Bank and Colin N. Maropis**
10h            Employment Agreement By and Between the Holding Company,
               the Bank and Albert S. Randa
10j            Amendment No. 1 to the Employment Agreement By and
               Between the Holding Company, the Bank and Colin N. Maropis ***
101            1997 Stock Option Plan as amended ****
10m            1993 Stock Option Plan as amended
11             Statement re:  computation of per share earnings - reference is made to Item 8 hereof
21             Subsidiaries of the Registrant - Reference is made to Item 1,
               "Business - Subsidiaries," for the required information
23             Consent of Independent Auditors
99.1           Certification Pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002 dated October 25, 2002
______

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

                                     3

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHESTER VALLEY BANCORP INC.

Dated:   October 25, 2002          By:   /s/ Donna  M. Coughey
                                         ---------------------------
                                         Donna M. Coughey
                                         Director, President and Chief
                                          Executive Officer





















                                     4

                     CERTIFICATION PURSUANT TO RULE 13a-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                           AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donna M Coughey, the President and Chief Executive Officer of
Chester Valley Bancorp Inc., certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Chester Valley Bancorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  October 25, 2002                 /s/ Donna M. Coughey
                                        ----------------------------
                                        Donna M. Coughey
                                        President & Chief Executive Officer





















                                     5

                    CERTIFICATION PURSUANT TO RULE 13a-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                           AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Albert S. Randa, the Chief Financial  Officer and Treasurer of
Chester Valley Bancorp Inc., certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Chester Valley Bancorp Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:     October 25, 2002              /s/ Albert S. Randa
                                        -------------------
                                        Albert S. Randa
                                        Chief Financial Officer and Treasurer























                                     6