Form 10-Q
period 2002-09-30
CHESTER VALLEY BANCORP INC
filed 2002-11-14
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                      -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES       NO  X
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK ($1.00 PAR VALUE)                          4,536,009
  ------------------------------                -----------------------------
      (Title of Each Class)                     (Number of Shares Outstanding
                                                   as of November 1, 2002)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                          PAGE
PART 1.  FINANCIAL INFORMATION                                           NUMBER
------------------------------                                           ------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         September 30, 2002 and June 30, 2002 (Unaudited)                     1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended September 30, 2002 and 2001 (Unaudited)           2

         STATEMENT OF OTHER COMPREHENSIVE INCOME
         Three Months Ended September 30, 2002 and 2001 (Unaudited)           3

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three Months Ended September 30, 2002 and 2001 (Unaudited)           4

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            5 - 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            11 - 21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                    21 - 23

ITEM 4.  CONTROLS AND PROCEDURES                                             24

PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                   24

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            24 - 25

ITEM 5.  OTHER INFORMATION                                                   25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               25 - 26

SIGNATURES                                                                   27
----------

CERTIFICATIONS                                                          28 - 31
--------------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                                                      SEPTEMBER 30,  JUNE 30,
                                                                           2002        2002
                                                                      -------------  ---------
                                                                             (UNAUDITED)
ASSETS                                                                  $   4,021    $  10,232
   Cash and due from banks
   Interest-bearing deposits                                               33,907       29,163
                                                                        ---------    ---------
      TOTAL CASH AND CASH EQUIVALENTS                                      37,928       39,395
                                                                        ---------    ---------
   Trading account securities                                                  16           16
   Investment securities available for sale                               113,666      101,393
   Investment securities held to maturity (fair value -
      September 30, 2002, $36,934;
      June 30, 2002, $41,439)                                              36,316       41,180

   Loans held for sale                                                      1,310          138

   Loans receivable                                                       382,088      369,685
      Deferred fees                                                        (1,491)      (1,533)
      Allowance for loan losses                                            (4,736)      (4,588)
                                                                        ---------    ---------
         Loans receivable, net                                            375,861      363,564
                                                                        ---------    ---------

   Accrued interest receivable                                              2,767        2,543
   Property and equipment - net                                            12,789       12,765
   Other assets                                                             4,480        5,038
                                                                        ---------    ---------
      TOTAL ASSETS                                                      $ 585,133    $ 566,032
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits                                                             $ 399,062    $ 385,980
   Securities sold under agreements to repurchase                          24,290       18,249
   Advance payments by borrowers for taxes and insurance                    1,056        2,831
   Federal Home Loan Bank advances                                        102,143      102,454
   Accrued interest payable                                                   868          882
   Trust preferred securities                                              10,000       10,000
   Other liabilities                                                        1,635        1,465
                                                                        ---------    ---------
      TOTAL LIABILITIES                                                   539,054      521,861
                                                                        ---------    ---------

 Commitments and contingencies (Note 4)
  Stockholders' Equity:
   Preferred stock - $1.00 par value;
      5,000,000 shares authorized; none issued                                 --           --
   Common stock - $1.00 par value;
      10,000,000 shares authorized;
      4,552,183 and 4,335,183 shares issued at September 30,
      2002 and June 30, 2002, respectively                                  4,552        4,335
   Additional paid-in capital                                              30,192       26,885
   Retained earnings - partially restricted                                11,631       14,115
   Treasury stock (16,122 and 33,753 shares at September 30, 2002 and
      June 30, 2002, respectively, at cost)                                  (246)        (515)
   Accumulated other comprehensive loss, net of tax                           (50)        (649)
                                                                        ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                           46,079       44,171
                                                                        ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 585,133    $ 566,032
                                                                        =========    =========

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                               2002            2001
                                                            -----------    -----------
                                                                     (Unaudited)
INTEREST INCOME:
   Loans                                                    $     6,612    $     6,808
   Mortgage-backed securities                                       387            220
   Interest-bearing deposits                                         91            250
   Investment securities:
      Taxable                                                       862          1,432
      Non-taxable                                                   468            495
                                                            -----------    -----------
      TOTAL INTEREST INCOME                                       8,420          9,205
                                                            -----------    -----------
INTEREST EXPENSE:
   Deposits                                                       2,233          3,732
   Securities sold under agreements to repurchase                    59             31
   Short-term borrowings                                            310            347
   Long-term borrowings                                           1,175            809
                                                            -----------    -----------
      TOTAL INTEREST EXPENSE                                      3,777          4,919
                                                            -----------    -----------
NET INTEREST INCOME                                               4,643          4,286
   Provision for loan losses                                        141            131
                                                            -----------    -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         4,502          4,155
                                                            -----------    -----------
OTHER INCOME:
   Investment services income                                       892            855
   Service charges and fees                                         714            453
   Gain on the sale of:
      Loans                                                           9             51
      Available for sale securities                                 116            152
   Other                                                             42             44
                                                            -----------    -----------
      TOTAL OTHER INCOME                                          1,773          1,555
                                                            -----------    -----------
OPERATING EXPENSES:
   Salaries and employee benefits                                 2,480          2,200
   Occupancy and equipment                                          706            578
   Data processing                                                  257            251
   Advertising                                                       35             17
   Deposit insurance premiums                                        16             21
   Other                                                            827            701
                                                            -----------    -----------
      TOTAL OPERATING EXPENSES                                    4,321          3,768
                                                            -----------    -----------
Income before income taxes                                        1,954          1,942
Income tax expense                                                  489            480
                                                            -----------    -----------
      NET INCOME                                            $     1,465    $     1,462
                                                            ===========    ===========
EARNINGS PER SHARE (1)
   Basic                                                    $      0.32    $      0.32
                                                            ===========    ===========
   Diluted                                                  $      0.32    $      0.32
                                                            ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
   Basic                                                      4,528,730      4,545,552
                                                            ===========    ===========
   Diluted                                                    4,584,769      4,569,152
                                                            ===========    ===========

(1) Earnings per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2002 and 2001.

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       ------------------
                                                                         2002      2001
                                                                       -------    -------
                                                                          (Unaudited)

NET INCOME                                                             $ 1,465    $ 1,462

Other comprehensive income, net of tax:
   Net unrealized holding gains on securities available for sale
      during the period                                                    676        500
   Reclassification adjustment for gains
      included in net income                                               (77)       (34)
                                                                       -------    -------
COMPREHENSIVE INCOME                                                   $ 2,064    $ 1,928
                                                                       =======    =======

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                             THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                            --------------------
                                                                                              2002        2001
----------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
Net income                                                                                  $  1,465    $  1,462
Add (deduct) items not affecting cash flows provided by (used in) operating activities:
   Depreciation                                                                                  267         257
   Provision for loan losses                                                                     141         131
   Gain on sale of securities available for sale                                                (116)       (152)
   Originations of loans held for sale                                                        (4,823)     (1,067)
   Proceeds from sale of loans held for sale                                                   3,660       2,431
   Gain on sale of loans held for sale                                                            (9)        (51)
   Amortization of deferred loan fees, discounts and premiums                                   (100)       (258)
   Decrease in trading account securities                                                         --          (5)
   (Increase) decrease in accrued interest receivable                                           (224)        389
   Decrease (increase) in other assets                                                           151      (2,733)
   Decrease in accrued interest payable                                                          (14)       (619)
   Increase (decrease) in other liabilities                                                      170      (2,416)
----------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) operating activities                                        568      (2,631)
----------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by investment activities:
   Capital expenditures                                                                         (291)       (473)
   Net increase in loans                                                                     (12,277)     (5,520)
   Purchase of investment securities held to maturity                                         (1,822)    (15,410)
   Proceeds from maturities, payments and calls of investment securities held to maturity      6,719      14,830
   Purchase of securities available for sale                                                 (21,253)    (20,680)
   Proceeds from sales and calls of securities available for sale                             10,008      47,757
----------------------------------------------------------------------------------------------------------------
Net cash flows (used in) provided by investment activities                                   (18,916)     20,504
----------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
   Net increase (decrease) in deposits before interest credited                               11,049      (8,842)
   Interest credited to deposits                                                               2,033       3,646
   Increase in securities sold under agreements to repurchase                                  6,041       4,961
   Repayments of FHLB advances                                                                  (311)         (4)
   Net increase in other borrowings                                                               --           4
   Decrease in advance payments by borrowers for taxes and insurance                          (1,775)     (1,716)
   Cash dividends on common stock                                                               (431)       (411)
   Treasury stock issued                                                                         275          --
   Payment for fractional shares                                                                  --          (5)
   Stock options exercised                                                                        --          12
----------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) financing activities                                     16,881      (2,355)
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                          (1,467)     15,518

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                        39,395      23,912
                                                                                            --------------------
   End of period                                                                            $ 37,928    $ 39,430
                                                                                            ====================
SUPPLEMENTAL DISCLOSURES:
   Cash payments during the year for:
   Taxes                                                                                    $    150    $    115
   Interest                                                                                 $  3,791    $  5,538

NON-CASH ITEMS:
   Stock dividend issued                                                                    $  3,518    $  2,882
   Net unrealized gain on investment securities available for sale, net of tax              $    599    $    466

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. However, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the three-month unaudited interim periods.

The results of operations for the three-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2002 and 2001.

The following table sets forth the computation of basic and diluted earnings per share:

                                           THREE MONTHS ENDED SEPTEMBER 30
                                                 2002           2001
                                            -------------  -------------

Numerator:
   Net income                                 $    1,465     $    1,462
                                            =============  =============

Denominator:
   Denominator for basic per share-
   weighted average shares                     4,528,730      4,545,552

Effect of dilutive securities:
   Stock options                                  56,039         23,600
                                            -------------  -------------

Denominator for diluted earnings
   per share-adjusted weighted
   average shares and assumed
   exercise                                    4,584,769      4,569,152
                                            =============  =============

Basic earnings per share                      $     0.32     $     0.32
                                            =============  =============
Diluted earnings per share                    $     0.32     $     0.32
                                            =============  =============

The number of antidilutive stock options excluded was 114,212 and 386,293 for the three-month periods ended September 30, 2002 and 2001, respectively.

NOTE 2 - LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, are summarized as follows:

                                             SEPTEMBER 30,     JUNE 30,
                                                 2002            2002
                                             ------------     ---------
                                                      (In thousands)
First mortgage loans:
   Residential                                  $129,618       $133,751
   Construction-residential                       20,500         19,190
   Land acquisition and development               15,629         16,707
   Commercial                                    108,834        103,985
   Construction-commercial                        17,283         12,573
Commercial business                               38,576         36,774
Consumer                                          73,697         69,538
                                              -----------    -----------
TOTAL LOANS                                      404,137        392,518
                                              -----------    -----------

Less:
   Undisbursed loan proceeds:
      Construction-residential                   (16,889)       (17,277)
      Construction-commercial                     (5,160)        (5,556)
   Deferred loan fees - net                       (1,491)        (1,533)
   Allowance for loan losses                      (4,736)        (4,588)
                                              -----------    -----------
NET LOANS                                       $375,861       $363,564
                                              ===========    ===========

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks, which may be unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. Loss factors are applied to homogeneous and graded loans based upon prior loss experience of the portfolio, delinquency trends, the volume of non-performing loans and micro and macro economic conditions. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company includes large loans and groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At September 30, 2002 and June 30, 2002, the recorded investment in impaired loans was $1.01 million and $944 thousand. The Company's policy for the recognition of interest income on impaired loans is to put them on non-accrual status. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment in the impaired loan. At September 30, 2002 and June 30, 2002 there was no valuation allowance against these impaired loans.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Commitments to potential mortgagors of the Bank amounted to $2.99 million as of September 30, 2002. These fixed rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.50% and 7.50%. At September 30, 2002, the Company had $22.05 million of undisbursed construction loan funds as well as $48.06 million of undisbursed remaining consumer and commercial line balances.

NOTE 5 - TRUST PREFERRED SECURITIES

On March 26, 2002, the Company issued $10.31 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity. The Trust then issued $10.00 million of Trust Preferred Securities, which adjusts and pays interest quarterly based on three month Libor plus 360 basis points, to investors and are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations, under the risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities can be redeemed by the Company on March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon maturity of the debentures in 2032.

NOTE 6 - REGULATORY CAPITAL

The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Holding Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Holding Company's and the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Holding Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At September 30, 2002 and June 30, 2002 the Holding Company and the Bank were in compliance with all such requirements are deemed "well-capitalized" for regulatory purposes. There are no conditions or events since September 30, 2002 that management believes have changed such characterization.

The Holding Company's and the Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                    -------------------------    ------------------------    -------------------------
                                       AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                    -----------    ----------    -----------    ---------    -----------    ----------
AS OF SEPTEMBER 30, 2002:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)           $60,666        15.47%        $31,372        8.00%        $39,215        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $55,930        14.26%        $15,686        4.00%        $23,529         6.00%
Tier 1 Capital
   (to Average Assets)                 $55,930         9.83%        $22,765        4.00%        $28,457         5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)           $56,654        14.53%        $31,198        8.00%        $38,998        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $51,918        13.31%        $15,599        4.00%        $23,399         6.00%
Tier 1 Capital
   (to Average Assets)                 $51,918         9.19%        $22,600        4.00%        $28,249         5.00%

AS OF JUNE 30, 2002:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)           $59,353        15.99%        $29,697        8.00%        $37,121        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $54,765        14.75%        $14,848        4.00%        $22,272         6.00%
Tier 1 Capital
   (to Average Assets)                 $54,765         9.97%        $21,966        4.00%        $27,457         5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)           $55,582        15.04%        $29,558        8.00%        $36,947        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $50,994        13.80%        $14,779        4.00%        $22,168         6.00%
Tier 1 Capital
   (to Average Assets)                 $50,994         9.35%        $21,807        4.00%        $27,259         5.00%

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

The following table highlights income statement and balance sheet information for each of the segments at or for September 30, 2002 and 2001:


                                              AT AND DURING THE THREE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------    ------------------------------------------
                                                2002                                          2001
                             -------------------------------------------    ------------------------------------------
                                  BANK            PCIS           TOTAL           BANK            PCIS          TOTAL
                             ------------    -----------    ------------    -----------    ------------    -----------
                                                                  (In thousands)
Net interest
   income                       $  4,639         $    4        $  4,643       $  4,268          $   18       $  4,286
Other income                         982            791           1,773            721             834          1,555
Total net income                   1,377             88           1,465          1,374              88          1,462
Total assets                     583,323          1,810         585,133        539,701           1,542        541,243
Total interest-
   bearing deposits               32,370          1,537          33,907         33,142           1,189         34,331
Total trading
   securities                         --             16              16             --              21             21


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset of business no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. The Company does not expect the adoption of this statement to have an impact on the Company's consolidated earnings, financial condition, or equity.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

In this Form 10-Q, the Company may have included certain "forward-looking statements", either express or implied, which concern anticipated future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this Form 10-Q. The Company may have used "forward-looking statements" to describe certain of its future plans and strategies including management's current expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy involve certain risks, uncertainties, estimates, and assumptions, many of which are subject to factors beyond the Company's control. Consequently, the Company's actual results could differ materially from management's expectations. Factors that could affect results include, but are not limited to, interest rate trends, competition, changes in monetary policy, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, loan delinquency rates, changes in federal and state regulation, and other uncertainties described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this Form 10-Q. These factors should be considered in evaluating the "forward-looking statements", and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether written or oral that may be made from time to time by or on the Company's behalf.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Company. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, pension and post-retirement benefits, the stock option plan, recourse liabilities and income taxes. The Company bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: allowance for loan losses, income taxes, and other-than-temporary investment security impairment.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks of loss which may be unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. Loss factors are applied to homogeneous and graded loans based upon prior loss experience of the portfolio, delinquency trends, the volume of non-performing loans and micro and macro economic conditions. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is management's best estimate of known and inherent losses, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company includes large loans and groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At September 30, 2002 and June 30, 2002, the recorded investment in impaired loans was $1.01 million and $944 thousand, respectively. The Company's policy for the recognition of interest income on impaired loans is to put them on non-accrual status. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment in the impaired loan.

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

                                     GENERAL

The Company's results of operations depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, which consists principally of loans and investment securities, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. Net interest income is determined by the Company's interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

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

                                BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets primarily through internal growth and by expanding its operations. During fiscal 2003, the Company plans on opening it's tenth branch office, which is scheduled to open in January 2003.

The primary objectives of the fiscal 2003 strategic plan are to increase loans, in particular commercial real estate, construction and consumer loans, increase core deposits (consisting of all deposits other than certificates of deposits) and increase trust and investment services income. The Company's net loans increased by $12.30 million, or 3.38% from $363.56 million at June 30, 2002 to $375.86 million at September 30, 2002. The growth of core deposits was $8.83 million or 4.60% from $192.02 million at June 30, 2002 to $200.85 million at September 30, 2002.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 49.69% of its total loan portfolio at September 30, 2002 compared to 48.21% at June 30, 2002. Single-family and multi-family residential loans comprised 32.07% of the Company's loan portfolio at September 30, 2002 as compared to 34.08% at June 30, 2002.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is essential to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans increased slightly by $66 thousand to $1.01 million at September 30, 2002. The Company's ratio of non-performing loans to total loans was 0.17% and its allowance for loan losses to non-performing loans was 486.02% at June 30, 2002, while at September 30, 2002 the percentages were 0.17% and 468.91%, respectively.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $150.00 million at September 30, 2002 compared to $142.59 million at June 30, 2002. In addition, the Company had short-term interest-bearing deposits of $33.91 million at September 30, 2002 compared to $29.16 million at June 30, 2002.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, relatively low service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $200.85 million or 57.32% of the Company's total deposits at September 30, 2002, as compared to $192.02 million or 56.35% at June 30, 2002, an $8.83 million or 4.60% increase. This increase in lower costing core deposits is primarily attributable to the continuing effort to grow such deposits. Pursuant to the Company's strategy, one of the major focuses in 2003 is on increasing commercial and consumer core deposits and relying less on higher rate municipal deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW accounts and savings deposits are partially sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The interest rate sensitivity analysis at September 30, 2002 is on page 23.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table on page 23 does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice to the same degree or at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.


                               FINANCIAL CONDITION

The Company's total assets increased $19.1 million to $585.13 million at September 30, 2002 from $566.03 million at June 30, 2002, principally due to a $12.30 million increase in loans receivable, net, to $375.86 million from $363.56 million at June 30, 2002 combined with a $4.74 million increase in interest-earning deposits from $29.16 million at June 30, 2002 to $33.91 million at September 30, 2002 and an increase in investments of $7.41 million. These increases were partially offset by a $6.21 million decrease in cash in banks from $10.23 million at June 30, 2002 to $4.02 million at September 30, 2002. Liabilities increased $17.19 million. This increase is primarily attributable to an increase in deposits of $13.08 million from $385.98 million at June 30, 2002 to $399.06 million at September 30, 2002 as well as an increase in securities sold under agreements to repurchase of $6.04 million.

Stockholders' equity increased $1.91 million to $46.08 million at September 30, 2002 from $44.17 million at June 30, 2002, primarily as a result of net income of $1.47 million, a decrease in net unrealized losses on securities available for sale, net of tax, of $599 thousand and a decrease in treasury stock of $269 thousand. These increases in stockholders' equity were partially offset by, among other things, cash dividends of $431 thousand. The increase in common stock and additional paid in capital was primarily due to a 5% stock dividend paid in September 2002.

                              RESULTS OF OPERATIONS

The most significant element in the determination of results of operation is net interest income which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Each element is affected by both rates and volumes.

NET INTEREST INCOME AND INTEREST SPREAD ANALYSIS
------------------------------------------------
The following table sets forth, for the periods indicated, information on a tax equivalent basis regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) the interest rate spread; and (5) net interest-earning assets and their net yield. Average balances are determined on a daily basis.


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------
                                                             2002                                 2001
                                               --------------------------------     --------------------------------
                                                                       (Dollars in Thousands)
                                                AVERAGE                 YIELD/       AVERAGE                 YIELD/
                                                BALANCE      INTEREST    RATE        BALANCE      INTEREST    RATE
                                               --------------------------------     --------------------------------
ASSETS:
   Loans and loans held for sale               $ 372,994     $ 6,631     7.11%      $ 350,338     $ 6,838     7.81%
   Securities and other investments              174,157       1,982     4.55%        172,404       2,582     5.99%
                                               ----------------------               ----------------------
   Total interest-earning assets                 547,151       8,613     6.30%        522,742       9,420     7.21%
                                                             ------------------                   ------------------
   Non-interest earning assets                    36,566                               25,182
                                               ----------                           ----------
   TOTAL ASSETS                                $ 583,717                            $ 547,924
                                               ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits and repurchase agreements          $ 392,137       2,233     2.26%      $ 413,359       3,732     3.58%
   FHLB advances and other borrowings            130,208       1,544     4.70%         80,476       1,187     5.85%
                                               ----------------------               ----------------------
TOTAL INTEREST-BEARING LIABILITIES               522,345       3,777     2.87%        493,835       4,919     3.95%
                                               --------------------------------     --------------------------------
   Non-interest-bearing liabilities               16,174                               12,971
   Stockholders' equity                           45,198                               41,118
                                               ----------                           ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 583,717                            $ 547,924
                                               ==========                           ==========
NET INTEREST INCOME/INTEREST RATE SPREAD                     $ 4,836     3.43%                    $ 4,501     3.26%
                                                             ==================                   ==================

NET INTEREST INCOME/AVERAGE
   INTEREST-EARNING ASSETS                                               3.51%                                3.42%
                                                                        =======                              =======

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
   INTEREST-BEARING LIABILITIES                                           105%                                 106%
                                                                        =======                              =======

Net interest income, on a fully tax equivalent basis, increased 7.44% to $4.84 million for the three-month period ended September 30, 2002, compared to $4.50 million for the same period in 2001 as the Company's interest expense decreased at a more rapid rate than its interest income.

Total interest income, on a fully tax equivalent basis, decreased $807 thousand or 8.6% to $8.61 million for the three-month period ended September 30, 2002, from $9.42 million for the same period in 2001, primarily as a result of the effect of the weighted average yield on interest-earning assets decreasing .91% or 12.6% due primarily to declines in market rates of interest during 2001. This decrease was offset, in part, by the increase of the average balance of interest earning assets.

The average balance of interest-earning assets increased $24.41 million to $547.15 million for the three-month period ended September 30, 2002 from $522.74 million for the same period in 2001. The increase in the three-month period was primarily due to a $22.66 million increase in the average balance of loans during the three-month period at September 30, 2002 reflecting the continued implementation of the Company's business plan to increase its loan portfolio.

Total interest expense decreased $1.14 million or 23.17% to $3.78 million for the three-month period ended September 30, 2002 from $4.92 million for the same period in 2001. Such decline reflected, in large part, the decrease in the weighted average rate paid of 1.08% or 27.34% on such liabilities to 2.87% for the three-month period ended September 30, 2002 from 3.95% for the same period in the prior year, resulting primarily from the continued decline in market rates of interest experienced throughout all of 2001. Also contributing to the decrease during 2002 period was the decrease in the average balance of deposits of $21.22 million to $392.14 million offset in part by an increase in the average balance of FHLB advances and other borrowings of $49.73 million to $130.21 million.

The tax equivalent interest rate spread increased to 3.43% from 3.26% and the average tax equivalent net yield on interest-earning assets increased to 3.51% from 3.42% for the three-month periods ended September 30, 2002 and 2001, respectively, due to the reasons discussed above.

PROVISION FOR LOAN LOSSES

The Company provided $141,000 and $131,000 for loan losses during the three-month periods ended September 30, 2002 and 2001. These provisions have been added to the Company's allowance for loan losses because of the increase in classified loans and the Company's focus on building a larger loan portfolio of commercial real estate and business loans, which typically have a greater risk of loss than the Company's traditional loan portfolios, such as single-family residential mortgages and real estate loans. This change in the character of the loan portfolio, the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to an appropriate level. At September 30, 2002, the allowance for loan losses totaled $4.74 million or 1.24% of net loans (before allowance), compared to $4.59 million or 1.26% of net loans at June 30, 2002. As a percentage of non-performing assets, the allowance for loan losses was 469% at September 30, 2002, compared to 486% at June 30, 2002, and further compared to 323% at September 30, 2001.

OTHER INCOME

Total other income increased $218 thousand to $1.77 million during the three-month period ended September 30, 2002, as compared to $1.56 million during the same period in 2001. For the three- month period, service charges and fees increased $261,000 because of both an introduction of the overdraft shield program which charges customers a fee for overdraft protection, as well as increases in the number of accounts and activity, while investment services income increased $37,000. These increases were offset, in part, by decreases of $42,000 and $36,000 on the sale of loans and available for sale securities, respectively.

OPERATING EXPENSES

Total operating expenses increased by $553,000 to $4.32 million for the three-month period ended September 30, 2002 as compared to the same period in 2001. The primary reasons for the increases in operating expenses for the three-month period in fiscal 2002 are as follows: (i) salaries and employee benefits increased $280,000 or 12.73% resulting from normal salary adjustments effective July 1, 2002, additional officer level staff, anticipated year end incentive payments and increased employee benefit costs; (ii) occupancy and equipment expense increased $128,000 or 22.15% resulting from the expansion of the Company's corporate headquarters; (iii) data processing costs increased $6,000; (iv) advertising expense increased $18,000 or 105.88% resulting primarily from advertising new customer programs; (v) other costs and expenses increased $126,000 or 17.97% primarily from increases in consulting, printing, legal and office supplies.

INCOME TAX EXPENSE

The Company recorded a $489,000 income tax expense for the three-month period ended September 30, 2002, as compared to $480,000 for the same period in 2001. For the three-month period ended September 30, 2002 the effective tax rate increased to 25.03% from 24.72% when compared to the same period in the prior year.

                                  ASSET QUALITY

Classified loans include non-performing loans, which are non-accruing, totaling $1.01 million and $944 thousand at September 30, 2002 and June 30, 2002, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. At September 30, 2002, the Company did not have any loans greater than 90 days delinquent, which were accruing interest. Non-performing loans to total assets were .17% at September 30, 2002 compared to .17% at June 30, 2002, and .25% at September 30, 2001. Non-performing loans, which totaled $1.01 million at September 30, 2002, consisted of 12 single-family residential mortgage loans aggregating $916 thousand and non-performing consumer and commercial business loans totaling $94 thousand.

At September 30, 2002 and June 30, 2002, the Company's classified loans, which consisted of loans classified as special mention, substandard, doubtful and loss, totaled $11.20 million and $6.24 million, respectively. Included in the assets classified substandard at September 30, 2002 and June 30, 2002, were all loans 90 days past due and loans which are less than 90 days delinquent, but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. Included, as classified loans at September 30, 2002 are loans totaling approximately $10.17 million, which are current but have been listed as either special mention or substandard and are being closely monitored.

In addition to non-performing loans, classified assets include three Municipal Authority Revenue Bond investments that had an aggregate balance of $6.4 million at September 30, 2002, after a write-down on two of the bonds totaling $955,000 at June 30, 2002. After the write-down, two of the Bonds have a carrying value of $4.9 million and both of these bonds involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. Of the total balance of $4.9 million, $200 thousand are interest-bearing bonds and the remainder of $4.7 million are zero coupon bonds with maturities extending up to June 2034.

The third classified bond has a balance, after write-down, of $1.5 million, an interest rate of 6% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a Housing and Urban Development Program. The Office of Housing and Urban Development (HUD) has indicated that it will provide funds to build additional housing which would be donated to this bond issue and, when sold, may reduce the losses incurred on the bonds.

These classified investments are closely monitored and fairly stated at September 30, 2002 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

                         LIQUIDITY AND CAPITAL RESOURCES

Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities and calls of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely Federal Home Loan Bank of Pittsburgh ("FHLBP") advances. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an the amount $10 million. This line of credit is available for liquidity purposes. At September 30, 2002, there was no outstanding balance on this line of credit.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLBP overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. During the year ended September 30, 2002, the Company used its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. As of September 30, 2002, the Company had $2.99 million in commitments to fund loan originations. In addition, as of September 30, 2002, the Company had undisbursed loans in process for construction loans of $22.05 million and $48.06 million in undisbursed lines of credit. The Company has also issued $2.74 million in commercial letters of credit fully secured by deposit accounts or real estate at September 30, 2002. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

For regulatory purposes, liquidity is defined as a ratio of cash and certain marketable securities that can be readily converted into cash to total deposits and short-term borrowings. At September 30, 2002, liquidity for the Bank as defined under these guidelines was 28.66%.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. During the quarter, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid in September 2002. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At September 30, 2002, the Company's management believes that the interest rate exposure has not significantly changed from that disclosed as of June 30, 2002.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW and savings deposits are partially sensitive to interest rate changes. Accordingly, some of the interest sensitive portions of such liabilities are classified in the less than one-year categories with the remainder placed in the other categories. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest sensitivity table does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually reprice within the same period may not, in fact, reprice to the same degree, at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest sensitivity position throughout the year. Although interest rate sensitivity gap is a useful measurement and contributes towards effective asset/liability management, it is difficult to predict the effect of changing interest rates solely on that measure. An alternative methodology is to estimate the changes in the Company's portfolio equity over a range of interest rate scenarios.

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

The following is an interest rate sensitivity analysis for the Bank at September 30, 2002.


            INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2002
                             (Dollars in thousands)

                                                            MORE THAN    MORE THAN    MORE THAN    MORE THAN
                                                         THREE MONTHS   SIX MONTHS     ONE YEAR  THREE YEARS
                                            THREE MONTHS      THROUGH      THROUGH      THROUGH      THROUGH   MORE THAN
                                                 OR LESS   SIX MONTHS     ONE YEAR  THREE YEARS   FIVE YEARS  FIVE YEARS       TOTAL
                                            ----------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
      Real estate (2)                          $  87,078    $  36,691    $  57,872    $  66,148    $  16,993   $   4,853   $ 269,635
      Commercial business                         26,370        1,625        2,804        6,699        1,078          --      38,576
      Consumer                                    34,337        3,982        6,939       14,590        6,895       6,954      73,697
   Securities and interest-bearing
      deposits (3)                                92,830       11,297       17,705        9,394        8,143      40,989     180,358
                                            ----------------------------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS               $ 240,615    $  53,595    $  85,320    $  96,831    $  33,109   $  52,796   $ 562,266
                                            ----------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                            $     714    $     716    $   1,438      $ 5,825    $   5,946   $  15,411   $  30,050
   NOW accounts                                    1,341        1,343        2,692       10,853       10,993      28,132      55,354
   Money market accounts                          70,037           --           --           --           --          --      70,037
   Certificate accounts                           41,177       20,327       57,964       57,311        9,683       6,390     192,852
   Securities sold under agreements to
      repurchase                                  24,289           --           --           --           --          --      24,289
   Borrowings                                        649        7,602        1,212        6,568        3,977      82,135     102,143
                                            ----------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES          $ 138,207    $  29,988    $  63,306    $  80,557    $  30,599   $ 132,068   $ 474,725
                                            ----------------------------------------------------------------------------------------

Cumulative (deficit) excess of
   interest-earning assets to
   interest-bearing liabilities                $ 102,408    $ 126,015    $ 148,029    $ 164,303    $ 166,813   $  87,541   $  87,541

                                            ============= ============ ============ ============ ============ =========== ==========
Cumulative ratio of interest
   rate-sensitive assets to interest
   rate-sensitive liabilities                     174.1%       174.9%       163.9%       152.7%       148.7%      118.4%      118.4%
                                            ============= ============ ============ ============ ============ =========== ==========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                    17.6%        21.7%        25.5%        28.3%        28.7%       15.1%       15.1%
                                            ============= ============ ============ ============ ============ =========== ==========

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures, in accordance with Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act"). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 of the Exchange Act, referred to above.

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings
                   None

     Item 2.  Changes in Securities and Use of Proceeds
                   None

     Item 3.  Defaults Upon Senior Securities
                   Not Applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders

                   The Company's annual meeting of stockholders was held on October 22, 2002. The following matters were presented for stockholder action at such meeting:

                   (1) To elect two directors for a term of three years or until their successors have been elected and qualified:

                           Name                      Votes For    Votes Withheld
                           -----------------------   ---------    --------------
                           Gerard F. Griesser        3,309,490        198,562
                           Emory S. Todd, Jr.        3,325,641        182,411

                   (2) To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2003:

                            Votes For         Votes Against    Votes Abstained
                            ---------         -------------    ---------------
                            3,325,700            181,226            1,125

     Item 5.  Other Information

                   None

     Item 6.  Exhibits and Reports on Form 8-K

              (a) The following exhibits are filed as a part of this Form-10Q


                                INDEX TO EXHIBITS

NUMBER                        DESCRIPTION OF DOCUMENTS
--------------------------------------------------------------------------------

3a        Restated Articles of Incorporation**
3b        Bylaws, as amended
4         Specimen Stock Certificate*
10a       Key Employee Stock Compensation Program, as amended**
10b       Employee Stock Ownership Plan**
10c Employment Agreement By and Between the Holding Company, the Bank and Donna M. Coughey
10e Employment Agreement By and Between the Holding Company, the Bank and Colin N. Maropis**
10h Employment Agreement By and Between the Holding Company, the Bank and Albert S. Randa
10j Amendment No. 1 to the Employment Agreement By and Between the Holding Company, the Bank and Colin N. Maropis ***
101       1997 Stock Option Plan as amended ****
10m       1993 Stock Option Plan as amended
11        Statement re: computation of per share earnings - reference is made to
          Item 8 hereof
21        Subsidiaries of the Registrant - Reference is made to Item, 1
          Business - Subsidiaries," for the required information
23        Consent of Independent Auditors
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2002

NUMBER                        DESCRIPTION OF DOCUMENTS
--------------------------------------------------------------------------------
(*) Incorporated herein by reference from the Company's Registration Statement on Form S-4 (33-30433) dated August 10, 1989

(**) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1990

(***) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992

(****) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997

(d)       Not Applicable


              (b) Reports on Form 8-K

                   Date                        Item and Description
              ----------------     ---------------------------------------------
              October 25, 2002     9 - The Company announced the Company's
                                   participation in the Mid-Atlantic 2002 Super-
                                   Community Bank Conference which was held in Baltimore Maryland on October 28-29, 2002
                                   Included as an exhibit thereto was a copy of the slide presentation that was used by the Company at the conference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Chester Valley Bancorp Inc.


Date       11/14/02                   /s/ Donna M. Coughey
    --------------------              ------------------------------------------
                                      Donna M. Coughey
                                      President and Chief Executive Officer


Date      11/14/02                    /s/ Albert S. Randa
    --------------------              ------------------------------------------
                                      Albert S. Randa, CPA
                                      Chief Financial Officer and Treasurer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Albert S. Randa, the Chief Financial Officer of Chester Valley Bancorp Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chester Valley Bancorp Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     11/14/02               /s/ Albert S. Randa
      ------------------         --------------------------------------------
                                 Albert S. Randa
                                 Chief Financial Officer and Treasurer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Donna M. Coughey, the President and Chief Executive Officer of Chester Valley Bancorp Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chester Valley Bancorp Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     11/14/02               /s/ Donna M. Coughey
      ------------------         --------------------------------------------
                                 Donna M. Coughey
                                 President and Chief Executive Officer