Form 10-Q
period 2002-12-31
CHESTER VALLEY BANCORP INC
filed 2003-02-13
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       Or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from __________ to __________


                          COMMISSION FILE NO.: 0-18833


                           CHESTER VALLEY BANCORP INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              PENNSYLVANIA                                   23-2598554
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


     100 E. LANCASTER AVENUE, DOWNINGTOWN, PA                  19335
     ----------------------------------------                 ------
     (Address Of Principal Executive Offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                       -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES      NO  X
                                               -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK ($1.00 PAR VALUE)                       4,546,827
     ------------------------------              -----------------------------
         (Title of Each Class)                   (Number of Shares Outstanding
                                                     as of February 1, 2003)


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                                 PAGE
PART 1.  FINANCIAL INFORMATION                                                  NUMBER
------------------------------                                                  ------
ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         December 31, 2002 and June 30, 2002 (Unaudited)                           1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended December 31, 2002 and 2001 (Unaudited)                 2

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Six Months Ended December 31, 2002 and 2001 (Unaudited)                   3

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
         Three and Six Months Ended December 31, 2002 and 2001 (Unaudited)         4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Six Months Ended December 31, 2002 and 2001 (Unaudited)                   5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                    6 - 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                    14 - 25

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                            26 - 28

ITEM 4.  CONTROLS AND PROCEDURES                                                  29


PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                        30

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                          30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      30

ITEM 5.  OTHER INFORMATION                                                        30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         30

SIGNATURES                                                                        31
----------

CERTIFICATIONS                                                                  32 - 35
--------------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                                                   DECEMBER 31,    JUNE 30,
                                                                       2002          2002
                                                                   ------------   ----------
                                                                           (UNAUDITED)
ASSETS                                                              $    3,765    $   10,232
  Cash and due from banks
  Interest-bearing deposits                                             13,617        29,163
                                                                    ----------    ----------
    TOTAL CASH AND CASH EQUIVALENTS                                     17,382        39,395
                                                                    ----------    ----------
  Trading account securities                                                16            16
  Investment securities available for sale                             138,467       101,393
  Investment securities held to maturity (fair value -
    December 31, 2002, $34,521; June 30, 2002, $41,439)                 34,252        41,180
  Loans held for sale                                                    1,893           138

  Loans receivable                                                     380,680       369,685
    Deferred fees                                                       (1,324)       (1,533)
    Allowance for loan losses                                           (4,829)       (4,588)
                                                                    ----------    ----------
      Loans receivable, net                                            374,527       363,564
                                                                    ----------    ----------

  Accrued interest receivable                                            2,313         2,543
  Property and equipment - net                                          12,589        12,765
  Bank owned life insurance                                              5,026            --
  Other assets                                                           6,038         5,038
                                                                    ----------    ----------
    TOTAL ASSETS                                                    $  592,503    $  566,032
                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                        $  404,509    $  385,980
    Securities sold under agreements to repurchase                      17,655        18,249
    Advance payments by borrowers for taxes and insurance                1,666         2,831
    Federal Home Loan Bank advances                                    109,506       102,454
    Accrued interest payable                                               887           882
    Trust preferred securities                                          10,000        10,000
    Other liabilities                                                    1,534         1,465
                                                                    ----------    ----------
      TOTAL LIABILITIES                                                545,757       521,861
                                                                    ----------    ----------
Commitments and contingencies (Note 4)

Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                                --            --
  Common stock - $1.00 par value;
    10,000,000 shares authorized;
    4,551,581 and 4,335,183 shares issued at December 31,
    2002 and June 30, 2002, respectively                                 4,552         4,335
  Additional paid-in capital                                            30,138        26,885
  Retained earnings - partially restricted                              12,600        14,115
  Treasury stock (4,754 and 33,753 shares at December 31, 2002
    and June 30, 2002, respectively, at cost)                              (69)         (515)
  Accumulated other comprehensive loss, net of tax                        (475)         (649)
                                                                    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                                          46,746        44,171
                                                                    ----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  592,503    $  566,032
                                                                    ==========    ==========


See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                       THREE MONTHS ENDED DECEMBER 31,
                                                       -------------------------------
                                                              2002           2001
                                                        --------------  -------------
                                                                 (Unaudited)
INTEREST INCOME:
  Loans                                                   $     6,592    $     6,749
  Interest-bearing deposits                                        75            116
  Investment securities:
    Taxable                                                       917          1,303
    Non-taxable                                                   463            480
                                                          -----------    -----------
    TOTAL INTEREST INCOME                                       8,047          8,648
                                                          -----------    -----------
INTEREST EXPENSE:
  Deposits                                                      2,141          2,883
  Securities sold under agreements to repurchase                   53             43
  Short-term borrowings                                           127            340
  Long-term borrowings                                          1,388            864
                                                          -----------    -----------
    TOTAL INTEREST EXPENSE                                      3,709          4,130
                                                          -----------    -----------
NET INTEREST INCOME                                             4,338          4,518
  Provision for loan losses                                       101            147
                                                          -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         4,237          4,371
                                                          -----------    -----------
OTHER INCOME:
  Investment services income                                      952          1,000
  Service charges and fees                                        787            510
  Gain on the sale of:
    Loans                                                          36             45
    Available for sale securities                                 203            121
  Other                                                            98             42
                                                          -----------    -----------
    TOTAL OTHER INCOME                                          2,076          1,718
                                                          -----------    -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                2,496          2,330
  Occupancy and equipment                                         684            519
  Data processing                                                 270            275
  Advertising                                                      43             35
  Deposit insurance premiums                                       16             18
  Other                                                           887            939
                                                          -----------    -----------
    TOTAL OPERATING EXPENSES                                    4,396          4,116
                                                          -----------    -----------
Income before income taxes                                      1,917          1,973
Income tax expense                                                494            496
                                                          -----------    -----------
  NET INCOME                                              $     1,423    $     1,477
                                                          ===========    ===========
EARNINGS PER SHARE (1)
  Basic                                                   $      0.31    $      0.32
                                                          ===========    ===========
  Diluted                                                 $      0.30    $      0.32
                                                          ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                     4,541,482      4,547,254
                                                          ===========    ===========
  Diluted                                                   4,703,221      4,572,304
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


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                         SIX MONTHS ENDED DECEMBER 31,
                                                         -----------------------------
                                                              2002           2001
                                                         -------------  -------------
                                                                 (Unaudited)
INTEREST INCOME:
  Loans                                                   $    13,204    $    13,557
  Interest-bearing deposits                                       166            366
  Investment securities:
    Taxable                                                     2,166          2,955
    Non-taxable                                                   931            975
                                                          -----------    -----------
    TOTAL INTEREST INCOME                                      16,467         17,853
                                                          -----------    -----------
INTEREST EXPENSE:
  Deposits                                                      4,374          6,615
  Securities sold under agreements to repurchase                  112             74
  Short-term borrowings                                           437            687
  Long-term borrowings                                          2,563          1,673
                                                          -----------    -----------
    TOTAL INTEREST EXPENSE                                      7,486          9,049
                                                          -----------    -----------
NET INTEREST INCOME                                             8,981          8,804
  Provision for loan losses                                       242            278
                                                          -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         8,739          8,526
                                                          -----------    -----------
OTHER INCOME:
  Investment services income                                    1,844          1,855
  Service charges and fees                                      1,501            963
  Gain on the sale of:
    Loans                                                          45             96
    Available for sale securities                                 319            273
  Other                                                           140             86
                                                          -----------    -----------
    TOTAL OTHER INCOME                                          3,849          3,273
                                                          -----------    -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                4,976          4,530
  Occupancy and equipment                                       1,390          1,097
  Data processing                                                 527            526
  Advertising                                                      78             52
  Deposit insurance premiums                                       32             39
  Other                                                         1,714          1,640
                                                          -----------    -----------
    TOTAL OPERATING EXPENSES                                    8,717          7,884
                                                          -----------    -----------
Income before income taxes                                      3,871          3,915
Income tax expense                                                983            976
                                                          -----------    -----------
    NET INCOME                                            $     2,888    $     2,939
                                                          ===========    ===========
EARNINGS PER SHARE (1)
  Basic                                                   $      0.64    $      0.65
                                                          ===========    ===========
  Diluted                                                 $      0.62    $      0.64
                                                          ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                     4,535,106      4,546,403
                                                          ===========    ===========
  Diluted                                                   4,643,995      4,570,728
                                                          ===========    ===========

(2) Earnings per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2002 and 2001.

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       2002        2001
                                                                     --------------------
                                                                         (Unaudited)
NET INCOME                                                           $  1,423    $  1,477

Other comprehensive income, net of tax:
  Net unrealized holding losses on securities available
    for sale during the period                                           (291)       (793)
  Reclassification adjustment for gains included in net income           (134)        (79)
                                                                     --------    --------
COMPREHENSIVE INCOME                                                 $    998    $    605
                                                                     ========    ========



                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       2002        2001
                                                                     --------------------
                                                                         (Unaudited)

NET INCOME                                                           $  2,888    $  2,939

Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on securities available
    for sale during the period                                            385        (226)
  Reclassification adjustment for gains included in net income           (211)       (180)
                                                                     --------    --------
COMPREHENSIVE INCOME                                                 $  3,062    $  2,533
                                                                     ========    ========

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                  SIX MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                ---------------------
                                                                                  2002        2001
-----------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
Net income                                                                      $  2,888    $  2,939
Add (deduct) items not affecting cash flows provided by (used in)
 operating activities:
  Depreciation                                                                       539         464
  Provision for loan losses                                                          242         278
  Gain on sale of securities available for sale                                     (319)       (273)
  Originations of loans held for sale                                            (12,514)     (7,192)
  Proceeds from sale of loans held for sale                                       10,804       8,339
  Gain on sale of loans held for sale                                                (45)        (96)
  Amortization of deferred loan fees, discounts and premiums                        (107)       (343)
  Decrease in trading account securities                                              --         (29)
  Decrease in accrued interest receivable                                            230       1,011
  Increase in other assets                                                        (1,335)       (486)
  Increase (decrease) in accrued interest payable                                      5        (633)
  Increase (decrease) in other liabilities                                            69      (2,432)
-----------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                      457       1,547
-----------------------------------------------------------------------------------------------------
Cash flows provided by (used in) investment activities:
  Capital expenditures                                                              (363)     (2,026)
  Net increase in loans                                                          (10,840)    (17,990)
  Purchase of investment securities held to maturity                              (6,147)    (20,984)
  Proceeds from maturities, payments and calls of investment securities
   held to maturity                                                               13,071      28,168
  Purchase of securities available for sale                                      (78,287)    (44,943)
  Proceeds from sales and calls of securities available for sale                  41,787      60,543
  Increase in bank owned life insurance                                           (5,026)         --
-----------------------------------------------------------------------------------------------------
Net cash flows (used in) provided by investment activities                       (45,805)      2,768
-----------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Net increase (decrease) in deposits before interest credited                    14,716     (42,851)
  Interest credited to deposits                                                    3,813       5,905
  (Decrease) increase in securities sold under agreements to repurchase             (594)     11,074
  Proceeds from FHLB advances                                                      8,000      17,926
  Repayments of FHLB advances                                                       (948)     (1,824)
  Net increase in other borrowings                                                    --          28
  Decrease in advance payments by borrowers for taxes and insurance               (1,165)       (912)
  Cash dividends on common stock                                                    (885)       (845)
  Treasury stock issued                                                              398          --
  Payment for fractional shares                                                       --          (5)
  Stock options exercised                                                             --          27
-----------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) financing activities                         23,335     (11,477)
-----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (22,013)     (7,162)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                             39,395      23,912
                                                                                --------    --------
  End of period                                                                 $ 17,382    $ 16,750
                                                                                ========    ========
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                         $    915    $    717
  Interest                                                                      $  7,481    $  9,682

NON-CASH ITEMS:
  Stock dividend issued                                                         $  3,518    $  2,882
  Net unrealized gain on investment securities available for sale, net of tax   $    174    $   (406)

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a Pennsylvania-chartered savings association, and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank. As a consequence of such charter conversion and with the approval by the Federal Reserve Bank of Philadelphia under delegated authority from the Board of Governors of the Federal Reserve System ("FRB"), the Holding Company became a bank holding company that has also been designated by the FRB as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company.

The Bank provides a wide range of banking services to individual and corporate customers through its nine full-service branch offices located in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services, funding these activities primarily with retail and business deposits and borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission (the "SEC"). PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

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

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements. However, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the three- and six-month unaudited interim periods.

The results of operations for the three-month and six-month periods ended December 31 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2002 and 2001.

The following table sets forth the computation of basic and diluted earnings per share:


                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       DECEMBER 31,                    DECEMBER 31,
                                               ------------------------------  ------------------------------
                                                   2002            2001            2002            2001
                                               --------------  --------------  --------------  --------------
                                                     (Dollars in thousands, except per share amounts)
Numerator:
  Net income                                    $      1,423    $      1,477    $      2,888    $      2,939
                                               ==============  ==============  ==============  ==============

Denominator:
  Denominator for basic per share-
  weighted average shares                          4,541,482       4,547,254       4,535,106       4,546,403

Effect of dilutive securities:
  Stock options                                      161,739          25,050         108,889          24,325
                                               --------------  --------------  --------------  --------------

Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  exercise                                         4,703,221       4,572,304       4,643,995       4,570,728
                                               ==============  ==============  ==============  ==============

Basic earnings per share                        $       0.31    $       0.32    $       0.64    $       0.65
                                               ==============  ==============  ==============  ==============
Diluted earnings per share                      $       0.30    $       0.32    $       0.62    $       0.64
                                               ==============  ==============  ==============  ==============

The number of antidilutive stock options excluded was 0 for the three-month and six-month periods ended December 31, 2002 was 369,094 and 386,734 for the same periods in 2001.

STOCK-BASED COMPENSATION

At December 31, 2002, the Company has two stock-based option plans, which are described more fully in Note 14 of the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The Company accounts for those plans under the recognition and measurement principles (intrinsic value) of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              DECEMBER 31,                    DECEMBER 31,
                                                       ---------------------------     ---------------------------
                                                           2002          2001              2002          2001
                                                       ------------- -------------     ------------- -------------

Net income, as reported                                 $     1,423   $     1,477       $     2,888   $     2,939
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                            (64)          (44)             (347)         (233)
                                                       ------------- -------------     ------------- -------------
Pro forma net income                                    $     1,359   $     1,433       $     2,541   $     2,706
                                                       ============= =============     ============= =============

Earnings per share:
   Basic - as reported                                  $      0.31   $      0.32       $      0.64   $      0.65
                                                       ============= =============     ============= =============
   Basic - pro forma                                    $      0.30   $      0.32       $      0.56   $      0.60
                                                       ============= =============     ============= =============
   Diluted - as reported                                $      0.30   $      0.32       $      0.62   $      0.64
                                                       ============= =============     ============= =============
   Diluted - pro forma                                  $      0.29   $      0.31       $      0.55   $      0.59
                                                       ============= =============     ============= =============

NOTE 2 - LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, are summarized as follows:

                                                        DECEMBER 31,   JUNE 30,
                                                            2002        2002
                                                        ------------------------
                                                              (In thousands)
First mortgage loans:
  Residential (single and multi-family)                   $123,027     $133,751
  Construction-residential                                  22,374       19,190
  Land acquisition and development                          15,855       16,707
  Commercial                                               117,501      103,985
  Construction-commercial                                   17,129       12,573
Commercial business                                         37,655       36,774
Consumer                                                    73,439       69,538
                                                        ----------   ----------
TOTAL LOANS                                                406,980      392,518
                                                        ----------   ----------
Less:
  Undisbursed loan proceeds:
    Construction-residential and land acquisition          (22,605)     (17,277)
    Construction-commercial                                 (3,695)      (5,556)
  Deferred loan fees - net                                  (1,324)      (1,533)
  Allowance for loan losses                                 (4,829)      (4,588)
                                                        ----------   ----------
NET LOANS                                                 $374,527     $363,564
                                                        ==========   ==========

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks of loss, which may be unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. Loss factors are applied to homogeneous and graded loans based upon prior loss experience of the portfolio, delinquency trends, the volume of non-performing loans and micro and macro economic conditions. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is management's best estimate of known and inherent losses, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company includes large loans and groups of smaller balance homogeneous loans, primarily consisting of residential mortgage, home equity and other consumer loans as well as commercial business loans with balances of less than $100 thousand. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At December 31, 2002 and June 30, 2002, the recorded investment in impaired loans was $1.15 million and $944 thousand. The Company's policy for the recognition of interest income on impaired loans is to put them on non-accrual status. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment in the impaired loan. At December 31, 2002 and June 30, 2002 there was no valuation allowance against these impaired loans.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Commitments to potential mortgagors of the Bank amounted to $2.70 million as of December 31, 2002 of which $961 thousand was for variable-rate loans. The balance of the commitments represents $1.74 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.25% and 7.50%. At December 31, 2002, the Company had $26.30 million of undisbursed construction loan funds as well as an aggregate of $46.19 million of undisbursed remaining consumer and commercial business lines of credit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total assets (as defined). At December 31, 2002 and June 30, 2002 the Holding Company and the Bank were in compliance with all such requirements and are deemed "well-capitalized" for regulatory purposes. There are no conditions or events since December 31, 2002 that management believes have changed such characterization.

The Holding Company's and the Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                    -------------------------    ------------------------    -------------------------
                                      AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                    -----------    ----------    -----------    ---------    -----------    ----------
AS OF DECEMBER 31, 2002:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)          $61,999        15.24%       $32,555        8.00%        $40,694        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $57,170        14.05%       $16,277        4.00%        $24,416         6.00%
Tier 1 Capital
   (to Average Assets)                $57,170         9.90%       $23,103        4.00%        $28,879         5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)          $58,235        14.36%       $32,442        8.00%        $40,553        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $53,406        13.17%       $16,221        4.00%        $24,332         6.00%
Tier 1 Capital
   (to Average Assets)                $53,406         9.31%       $22,941        4.00%        $28,677         5.00%

AS OF JUNE 30, 2002:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)          $59,353        15.99%       $29,697        8.00%        $37,121        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $54,765        14.75%       $14,848        4.00%        $22,272         6.00%
Tier 1 Capital
   (to Average Assets)                $54,765         9.97%       $21,966        4.00%        $27,457         5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)          $55,582        15.04%       $29,558        8.00%        $36,947        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $50,994        13.80%       $14,779        4.00%        $22,168         6.00%
Tier 1 Capital
   (to Average Assets)                $50,994         9.35%       $21,807        4.00%        $27,259         5.00%

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

The following table highlights income statement and balance sheet information for each of the segments at or for the period ended December 31, 2002 and 2001:


                                              AT AND DURING THE THREE MONTHS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------
                                                2002                                          2001
                             -------------------------------------------    ------------------------------------------
                                BANK            PCIS           TOTAL           BANK           PCIS           TOTAL
                             ------------    -----------    ------------    -----------    ------------    -----------
                                                                  (In thousands)
Net interest income           $  4,334         $    4        $  4,338       $  4,512          $    6       $  4,518
Other income                     1,245            831           2,076            790             928          1,718
Total net income                 1,341             82           1,423          1,386              91          1,477
Total assets                   590,711          1,792         592,503        531,226           1,470        532,696
Total interest-
  bearing deposits              12,121          1,496          13,617         11,255           1,124         12,379
Total trading securities            --             16              16             --              45             45


                                               AT AND DURING THE SIX MONTHS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------------
                                                2002                                          2001
                             -------------------------------------------    ------------------------------------------
                                BANK            PCIS           TOTAL           BANK           PCIS           TOTAL
                             ------------    -----------    ------------    -----------    ------------    -----------
                                                                  (In thousands)
Net interest income           $  8,972         $    9        $  8,981       $  8,780          $   24       $  8,804
Other income                     2,227          1,622           3,849          1,511           1,762          3,273
Total net income                 2,718            170           2,888          2,760             179          2,939
Total assets                   590,711          1,792         592,503        531,226           1,470        532,696
Total interest-
  bearing deposits              12,121          1,496          13,617         11,255           1,124         12,379
Total trading securities            --             16              16             --              45             45

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset of a business no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

With some exceptions, the requirements of Statement No. 147 became effective October 1, 2002. The adoption of this Statement did not have an impact on the Company's consolidated earnings, financial condition, or equity.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The requirements of Statement No. 148 are effective for financial statements for fiscal years beginning after December 15, 2002; the disclosure requirements for the interim period financial statements of the Statement are included in this report.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: allowance for loan losses, income taxes, and other-than-temporary impairment of investment securities.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks of loss which may be unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial business, commercial mortgage and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. Loss factors are applied to homogeneous and graded loans based upon prior loss experience of the portfolio, delinquency trends, the volume of non-performing loans and micro and macro economic conditions. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is management's best estimate of known and inherent losses, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company includes large loans and groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100 thousand. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At December 31, 2002 and June 30, 2002, the recorded investment in impaired loans was $1.15 million and $944 thousand, respectively. The Company's policy for the recognition of interest income on impaired loans is to put them on non-accrual status. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment in the impaired loan.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, as well as tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Bank's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change.

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

The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial growth and strength by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing growth in basic financial services. The Company's focus is on expanding its commercial and construction lending activities, increasing its commercial deposits and treasury management, consumer deposits and loans as well as expanding its trust and investment management services.

                                BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets primarily through internal growth and by expanding its operations. During fiscal 2003, the Company plans on opening its tenth branch office, which is scheduled to open in April 2003.

The primary objectives of the fiscal 2003 strategic plan are to increase loans, in particular commercial real estate, commercial business, construction and consumer loans, increase core deposits (consisting of all deposits other than certificates of deposits) and increase trust and investment services income. The Company's net loans increased by $10.96 million, or 3.02% from $363.56 million at June 30, 2002 to $374.53 million at December 31, 2002. The growth of core deposits was $26.46 million or 13.78% from $192.02 million at June 30, 2002 to $218.48 million at December 31, 2002.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 51.73% of its total loan portfolio at December 31, 2002 compared to 48.21% at June 30, 2002. Single-family and multi-family residential loans comprised 30.23% of the Company's loan portfolio at December 31, 2002 as compared to 34.08% at June 30, 2002.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is essential to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans increased slightly by $210 thousand to $1.15 million at December 31, 2002. The Company's ratio of non-performing loans to total loans was 0.26% and its allowance for loan losses to non-performing loans was 486.02% at June 30, 2002, while at December 31, 2002 the percentages were 0.30% and 418.46%, respectively.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $172.74 million at December 31, 2002, including $25.00 million in U.S. Treasury Bills that matured on January 2, 2003, compared to $142.59 million at June 30, 2002. In addition, the Company had short-term interest-bearing deposits of $13.62 million at December 31, 2002 compared to $29.16 million at June 30, 2002.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, relatively low service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Core deposits totaled $218.48 million or 60.15% of the Company's total deposits at December 31, 2002, as compared to $192.02 million or 56.35% at June 30, 2002, a $26.46 million or 13.78% increase. This increase in core deposits is primarily attributable to the continuing effort to grow such deposits by increasing customer contact and marketing to prospective new customers. Pursuant to the Company's strategy, one of the major focuses in fiscal 2003 is on increasing commercial and consumer core deposits and relying less on higher rate certificates of deposit and municipal deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

                           ASSET/LIABILITY MANAGEMENT

The primary asset/liability management goal of the Company is to manage and control the interest rate risk of the Bank, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in net interest income over the long term. Other objectives of asset/liability management include: (1) ensuring adequate liquidity and funding, (2) maintaining a strong capital base and (3) maximizing net interest income opportunities.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW accounts and savings deposits are partially sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The interest rate sensitivity analysis at December 31, 2002 is on page 28.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table on page 28 does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities which contractually reprice within the same period may not, in fact, reprice to the same degree or at the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.


                               FINANCIAL CONDITION

The Company's total assets increased $26.47 million to $592.50 million at December 31, 2002 from $566.03 million at June 30, 2002, principally due to a $30.15 million increase in investments to $172.74 million from $142.59 million at June 30, 2002 combined with a $10.96 million increase in loans receivable, net, to $374.53 million from $363.56 million at June 30, 2002 and an increase in other assets consisting principally of bank owned life insurance of $6.03 million. These increases were partially offset by a $15.55 million decrease in interest-bearing deposits from $29.16 million at June 30, 2002 to $13.62 million at December 31, 2002 and a decrease in cash in banks of $6.47 million from $10.23 million at June 30, 2002 to $3.77 million at December 31, 2002. Liabilities increased $23.90 million from June 30, 2002 to December 31, 2002 primarily due to an increase in deposits of $18.53 million from $385.98 million at June 30, 2002 to $404.51 million at December 31, 2002 as well as an increase in Federal Home Loan Bank advances of $7.05 million.

The increase in investments noted above includes a purchase of $25.00 million of U.S. Treasury Bills on December 31, 2002, which matured on January 2, 2003. This purchase was the principal reason for the decrease in interest-bearing deposits and the increase in borrowings which were used to fund the purchase of the U.S. Treasury Bills.

Stockholders' equity increased $2.58 million to $46.75 million at December 31, 2002 from $44.17 million at June 30, 2002, primarily as a result of net income of $2.89 million, a decrease in net unrealized losses on securities available for sale, net of tax, of $174 thousand and a decrease in Treasury stock of $446 thousand. These increases in stockholders' equity were partially offset by, among other things, cash dividends of $885 thousand. The increase in common stock and additional paid in capital and the reduction in retained earnings was primarily due to a 5% stock dividend paid in September 2002.


                              RESULTS OF OPERATIONS

The most significant element in the determination of results of operation is net interest income which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Each element is affected by both rates and volumes.

NET INTEREST INCOME AND INTEREST SPREAD ANALYSIS
------------------------------------------------
The following table sets forth, for the periods indicated, information on a tax equivalent basis regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) the interest rate spread; and (5) net interest margin. Average balances are determined on a daily basis.


                                                                 THREE MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                            2002                                 2001
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                                AVERAGE                YIELD/        AVERAGE                YIELD/
                                                BALANCE    INTEREST     RATE         BALANCE    INTEREST     RATE
                                               ---------- ----------- ---------     ---------- ----------- ---------
ASSETS:
    Loans and loans held for sale              $ 382,726    $  6,612    6.91%      $ 358,825    $  6,776     7.55%
    Securities and other investments             173,430       1,628    3.75%        149,886       2,078     5.55%
                                               ---------------------               ---------------------
    Total interest-earning assets                556,156       8,240    5.93%        508,711       8,854     6.96%
                                                            --------                             -------
    Non-interest earning assets                   28,933                              28,962
                                               ---------                           ---------
    TOTAL ASSETS                               $ 585,089                           $ 537,673
                                               =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements           $ 396,655       2,141    2.14%      $ 389,135       2,883     2.94%
  FHLB advances and other borrowings             132,771       1,568    4.69%         82,991       1,247     5.96%
                                               ---------------------               ---------------------
TOTAL INTEREST-BEARING LIABILITIES               529,426       3,709    2.78%        472,126       4,130     3.47%
                                               ---------    --------               ---------------------
  Non-interest-bearing liabilities                 9,503                              23,478
  Stockholders' equity                            46,160                              42,069
                                               ---------                           ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 585,089                           $ 537,673
                                               =========                           =========
NET INTEREST INCOME/INTEREST RATE SPREAD                    $  4,531    3.15%                   $  4,724     3.49%
                                                            =================                   =================

NET INTEREST MARGIN                                                     3.23%                                3.68%
                                                                        ====                                 ====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                           105%                                 108%
                                                                        ====                                 ====

                                                                  SIX MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                            2002                                 2001
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                                AVERAGE                YIELD/        AVERAGE                YIELD/
                                                BALANCE    INTEREST     RATE         BALANCE    INTEREST     RATE
                                               ---------- ----------- ---------     ---------- ----------- ---------
ASSETS:
    Loans and loans held for sale              $ 377,859    $ 13,243    7.01%      $ 354,580    $ 13,613     7.68%
    Securities and other investments             173,794       3,611    4.16%        161,144       4,660     5.78%
                                               ---------------------               ---------------------
    Total interest-earning assets                551,653      16,854    6.11%        515,724      18,273     7.09%
                                                            --------                            --------
    Non-interest earning assets                   32,750                              27,075
                                               ---------                           ---------
    TOTAL ASSETS                               $ 584,403                           $ 542,799
                                               =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements           $ 394,396       4,374    2.20%      $ 401,246       6,615     3.27%
  FHLB advances and other borrowings             131,489       3,112    4.69%         81,733       2,434     5.91%
                                               ---------------------               ---------------------
TOTAL INTEREST-BEARING LIABILITIES               525,885       7,486    2.82%        482,979       9,049     3.72%
                                               ---------------------               ---------------------
  Non-interest-bearing liabilities                12,839                              18,226
  Stockholders' equity                            45,679                              41,594
                                               ---------                           ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 584,403                           $ 542,799
                                               =========                           =========
NET INTEREST INCOME/INTEREST RATE SPREAD                    $  9,368    3.29%                   $  9,224     3.37%
                                                            ========                            ========
                                                                        ====                                 ====

NET INTEREST MARGIN                                                     3.37%                                3.55%
                                                                        ====                                 ====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                           105%                                 107%
                                                                        ====                                 ====

RATE/VOLUME ANALYSIS

The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. Interest income and the annual rate are calculated on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance resulting in an effective tax rate of 27.2%. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in volume (change in volume multiplied by old rate), (2) changes in rate (change in rate multiplied by old volume) and (3) changes in rate/volume (change in rate multiplied by change in volume). The changes in rate/volume are allocated to the change in volume variance and the change in the rate variance on a pro rata basis.


                                                            SIX MONTHS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------
                                               2002 COMPARED TO 2001               2001 COMPARED TO 2000
                                            INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                         --------------------------------   ---------------------------------
                                          VOLUME       RATE       TOTAL      VOLUME       RATE         TOTAL
                                         --------------------------------   ---------------------------------
Interest income on interest-
  earning assets:
    Loans and loans held for sale        $ 1,652     $(2,022)    $  (370)   $ 2,400     $    142      $ 2,542
    Securities and other investments         914      (1,963)     (1,049)     1,172         (329)         843
                                         -------------------------------    ---------------------------------
      Total interest income                2,566      (3,985)     (1,419)     3,572         (187)       3,385
                                         -------------------------------    ---------------------------------

Interest expense on interest-
  bearing liabilities:
    Deposits and repurchase agreements      (361)     (1,880)     (2,241)     3,890           31        3,921
    FHLB advances and other borrowings     1,991      (1,313)        678       (808)         130         (678)
                                         -------------------------------    ---------------------------------
      Total interest expense               1,630      (3,193)     (1,563)     3,082          161        3,243
                                         -------------------------------    ---------------------------------
Net change in net interest income        $   936     $  (792)    $   144    $ 1,490     $ (1,348)     $   142
                                         ===============================    =================================

Net interest income, on a fully tax equivalent basis, decreased $193 thousand or 4.09% to $4.53 million and increased $144 thousand or 1.56% to $9.37 million for the three- and six-month periods ended December 31, 2002, compared to $4.72 million and $9.22 million, respectively, for the same periods in 2001 as the Company's interest expense decreased at a more rapid rate than its interest income.

Total interest income, on a fully tax equivalent basis, decreased to $8.24 million and $16.85 million for the three- and six-month periods ended December 31, 2002, from $8.85 million and $18.27 million for the same periods in 2001, primarily as a result of the effect of decreasing yields as market rates of interest declined during 2002, which decreases were offset in part by an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased $47.45 million to $556.16 million and $35.93 million to $551.65 million for the three- and six-month periods ended December 31, 2002, respectively, from $508.71 million and $515.72 million, respectively, for the same periods in 2001. The increase was primarily due to a $23.90 million and $23.28 million increase in the average balance of loans during the three- and six-month periods in 2002, respectively, reflecting the continued implementation of the Company's business plan to increase its loan portfolio. The decrease in interest income also resulted from 103 basis-point or 14.8% and 98 basis-point or 13.8% decreases in the yield to 5.93% and 6.11% on interest-earning assets for the three- and six-month periods ended December 31, 2002, respectively, as the result of decreasing general market rates of interest experienced during the periods.

Total interest expense decreased to $3.71 million and $7.49 million from $4.13 million and $9.05 million for the respective three- and six-month periods in 2002 and 2001, largely as the result of decreases in the average rate paid on such liabilities to 2.78% and 2.82% for the three- and six-month periods ended December 31, 2002, respectively, from 3.47% and 3.72% for the same periods in 2001, resulting primarily from the continued decline in market rates of interest experienced throughout much of 2002.

The tax equivalent interest rate spread decreased to 3.15% and 3.29% from 3.49% and 3.37%, respectively, and the average tax equivalent net yield on interest-earning assets decreased to 3.23% and 3.37% from 3.68% and 3.55% for the three- and six-month periods ended December 31, 2002 and 2001, respectively, due to the reasons discussed above.

PROVISION FOR LOAN LOSSES

The Company provided $101,000 and $242,000 for loan losses during the three- and six-month periods ended December 31, 2002 and $147,000 and $278,000 for the same periods in 2001, respectively. These provisions have been added to the Company's allowance for loan losses because of the increase in classified loans and the Company's focus on building a larger loan portfolio of commercial real estate and business loans, which typically have a greater risk of loss than the Company's traditional loan portfolios, such as single-family residential mortgages and business real estate loans. The change in the character of the loan portfolio, the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to a level to cover known and inherent losses in the loan portfolio that were both probable and reasonably estimated based upon the facts and circumstances known to management during such periods. The amount of the allowance is only an estimate and actual losses may vary from these estimates. No assurances can be given that additional provisions will not be required in future periods. At December 31, 2002, the allowance for loan losses totaled $4.89 million or 1.27% of net loans (before allowance), compared to $4.59 million or 1.26% of net loans at June 30, 2002. As a percentage of non-performing assets, the allowance for loan losses was 418% at December 31, 2002, compared to 486% at June 30, 2002, and further compared to 370% at December 31, 2001.

OTHER INCOME

Total other income increased to $2.08 million and to $3.85 million during the three- and six-month periods ended December 31, 2002, respectively, as compared to $1.72 million and $3.27 million during the same periods in 2001. For the three- and six-month periods respectively, service charges increased $277,000 and $538,000 because of both an introduction of the overdraft shield program which charges customers a fee for overdraft protection, as well as increases in the number of accounts and activity. Miscellaneous other income increased $56,000 and $54,000 and gains on available for sale securities increased $82,000 and $46,000. These increases were offset by a decrease in gains on the sale of loans of $9,000 and $51,000 and the decrease in investment services income of $48,000 and $11,000, for the three- and six-month periods.

OPERATING EXPENSES

Total operating expenses increased $280,000 and $833,000 to $4.40 million and $8.72 million, respectively, for the three- and six-month periods ended December 31, 2002 as compared to the same time periods in 2001. The primary reasons for the increases in operating expenses for the three- and six-month periods in fiscal 2002 are as follows: (i) salaries and employee benefits increased $166,000 or 7.12% and $446,000 or 9.85% resulting from normal salary adjustments effective July 1, 2002, the hiring of additional officer level staff and increased employee benefit costs; (ii) occupancy and equipment expense increased $165,000 or 31.79% and $293,000 or 26.71% as a result of the expansion of the Company's corporate headquarters; (iii) advertising expense increased $8,000 or 22.86% and $26,000 or 50.00% resulting primarily from advertising new customer programs; and (iv) other costs and expenses decreased $52,000 or 5.54% and increased by $74,000 or 4.51%.

INCOME TAX EXPENSE

The Company recorded a $494,000 and a $983,000 expense for the three- and six-month periods ended December 31, 2002, respectively, as compared to $496,000 and $976,000 for the same periods in 2001. For the three- and six-month periods ended December 31, 2002 the effective tax rate was 25.77% and 25.39%, respectively, which is less than the statutory rate of 34% because of tax-free income and low income housing tax credits.


                                  ASSET QUALITY

Classified loans include non-performing loans, which are non-accruing, totaling $1.15 million and $944 thousand at December 31, 2002 and June 30, 2002, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. At December 31, 2002, the Company did not have any loans greater than 90 days delinquent which were accruing interest. The ratio of non-performing loans to total assets was .19% at December 31, 2002 compared to .17% at June 30, 2002, and .23% at December 31, 2001. Non-performing loans, which totaled $1.15 million at December 31, 2002, consisted of 13 single-family residential mortgage loans aggregating $1.02 million and non-performing consumer and commercial business loans totaling $135 thousand.

At December 31, 2002 and June 30, 2002, the Company's classified loans, which consisted of loans classified as special mention, substandard, doubtful and loss, totaled $20.14 million and $6.24 million, respectively. Included in the assets classified substandard at December 31, 2002 and June 30, 2002, were all loans 90 days past due and loans which are less than 90 days delinquent, but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. Included, as classified loans at December 31, 2002 and June 30, 2002 are loans totaling approximately $15.52 million and $3.88 million, respectively, which are current but have been listed as special mention and are being closely monitored.

In addition to non-performing loans, classified assets include three Municipal Authority Revenue Bond investments that had an aggregate balance of $6.4 million at December 31, 2002, after a write-down on two of the bonds totaling $955 thousand as of June 30, 2002. After the write-down, two of the Bonds have a carrying value of $5.0 million and both of these bonds involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. Of the total balance of $5.0 million, $200 thousand are interest-bearing bonds and the remainder of $4.8 million are zero coupon bonds with maturities extending up to June 2034.

The third classified bond had a balance, after write-down, of $1.5 million, an interest rate of 6% and matures in June 2019. This bond has been put on non-accrual status and the interest payment received in December of $59,100 was applied to the outstanding balance reducing it to $1.4 million. This bond involves low-income scattered housing located in Chester County under a Housing and Urban Development Program("HUD"). HUD has indicated that it will provide funds to build additional housing which would be donated to this bond issue and, when sold, may reduce the losses incurred on the bonds.

These classified investments are closely monitored and fairly stated at December 31, 2002 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

                         LIQUIDITY AND CAPITAL RESOURCES

Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities and calls of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely Federal Home Loan Bank of Pittsburgh ("FHLBP") advances. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an the amount $10 million. This line of credit is available for liquidity purposes. At December 31, 2002, there was no outstanding balance on this line of credit.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLBP overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. During the year ended December 31, 2002, the Company used its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. As of December 31, 2002, the Company had $2.70 million in commitments to fund loan originations. In addition, as of December 31, 2002, the Company had undisbursed loans in process for construction loans of $26.30 million and $46.19 million in undisbursed lines of credit. The Company has also issued $2.99 million in commercial letters of credit fully secured by deposit accounts or real estate at December 31, 2002. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

For regulatory purposes, liquidity is defined as a ratio of cash and certain marketable securities that can be readily converted into cash to total deposits and short-term borrowings. At December 31, 2002, liquidity for the Bank as defined under these guidelines was 32.17%.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. The Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid in September 2002. The Board also declared a $.10 per share cash dividend that was paid in December 2002. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal banking regulators and Pennsylvania law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At December 31, 2002, the Company's management believes that the interest rate exposure has not significantly changed from that disclosed as of June 30, 2002.

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

The following is an interest rate sensitivity analysis for the Bank at December 31, 2002.


                                        INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2002
                                                        (Dollars in thousands)

                                                              MORE THAN   MORE THAN  MORE THAN   MORE THAN
                                                             THREE MONTHS SIX MONTHS  ONE YEAR  THREE YEARS
                                                THREE MONTHS   THROUGH     THROUGH    THROUGH     THROUGH    MORE THAN
                                                   OR LESS    SIX MONTHS   ONE YEAR THREE YEARS  FIVE YEARS  FIVE YEARS   TOTAL
                                                ------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans: (1)
    Real estate (2)                              $  87,182    $ 31,441    $ 48,786   $  70,296   $  23,576   $   8,874   $ 270,155
    Commercial business                             28,106       1,132       1,963       4,680       1,774          --      37,655
    Consumer                                        36,784       3,627       6,324      13,360       6,528       6,816      73,439
  Securities and interest-bearing deposits (3)      88,288       9,433       8,961      17,952       9,428      49,689     183,751
                                                ------------------------------------------------------------------------------------
  TOTAL INTEREST-EARNING ASSETS                  $ 240,360    $ 45,633    $ 66,034   $ 106,288   $  41,306   $  65,379   $ 565,000
                                                ------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
  Savings accounts                               $     725    $    726    $  1,456   $   5,878   $   5,966   $  15,311   $  30,062
  NOW accounts                                       1,491       1,493       2,993      12,059      12,198      30,193      60,427
  Money market accounts                             78,270          --          --          --          --          --      78,270
  Certificate accounts                              41,891      39,275      43,084      44,254       9,670       6,699     184,873
  Securities sold under agreements to repurchase    17,655          --          --          --          --          --      17,655
  Borrowings                                        15,596         249       2,606       6,694       2,228      82,133     109,506
                                                ------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES             $ 155,628    $ 41,743    $ 50,139   $  68,885   $  30,062   $ 134,336   $ 480,793
                                                ------------------------------------------------------------------------------------

Cumulative excess of interest-earning assets
  to interest-bearing liabilities                $  84,732    $ 88,622    $104,517   $ 141,920   $ 153,164   $  84,207   $  84,207
                                                 =========    ========    ========   =========   =========   =========   =========
Cumulative ratio of interest rate-sensitive
  assets to interest rate-sensitive liabilities      154.4%      144.9%      142.2%      144.9%      144.2%      117.5%      117.5%
                                                 =========    ========    ========   =========   =========   =========   =========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
  TOTAL ASSETS                                        14.4%       15.0%       17.7%       24.1%       26.0%       14.3%       14.3%
                                                 =========    ========    ========   =========   =========   =========   =========

(1) Net of undisbursed loan proceeds.
(2) Includes residential (single and multi-family) and commercial mortgage loans.
(3) Excludes SFAS 115 available for sale adjustment.

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

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") in accordance with the provisions of Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Disclosure Controls are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSIONS. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company, including its consolidated subsidiaries, during the period for which its periodic reports are being prepared.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         Item 4.  Submission of Matters to a Vote of Security Holders
                     None

         Item 5.  Other Information
                     None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed as a part of
                      this Form-10Q

    Number                        Description of Documents
--------------- ----------------------------------------------------------------

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 14, 2003



                  (b) Reports on Form 8-K

                       Date                     Item and Description
                  ----------------    ------------------------------------------
                  October 25, 2002    9 - The Company announced the Company's
                                          participation in the Mid-Atlantic 2002
                                          Super-Community Bank Conference which
                                          was held in Baltimore, Maryland on
                                          October 28-29, 2002. Included as an
                                          exhibit thereto was a copy of the
                                          slide presentation that was used by
                                          the Company at the conference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Chester Valley Bancorp Inc.


Date      02/13/03               /s/ Donna M. Coughey
    ---------------------        -----------------------------------------------
                                 Donna M. Coughey
                                 President and Chief Executive Officer


Date      02/13/03               /s/ Albert S. Randa
    ---------------------        -----------------------------------------------
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

Date      02/13/03               /s/ Albert S. Randa
    ---------------------        -----------------------------------------------
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

Date:      02/13/03                    /s/ Donna M. Coughey
      -----------------------          -----------------------------------------
                                       Donna M. Coughey
                                       President and Chief Executive Officer