Form 10-Q
period 2003-03-31
CHESTER VALLEY BANCORP INC
filed 2003-05-14
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from __________ to __________

                          COMMISSION FILE NO.: 0-18833

                           CHESTER VALLEY BANCORP INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           PENNSYLVANIA                                 23-2598554
           ------------                                 ----------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


 100 E. LANCASTER AVENUE, DOWNINGTOWN, PA                  19335
 ----------------------------------------                  -----
  (Address Of Principal Executive Offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                      -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES       NO  X
                                               ------   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK ($1.00 PAR VALUE)                    4,550,750
   ------------------------------             ------------------------
       (Title of Each Class)                  (Number of Shares Outstanding
                                                  as of May 1, 2003)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                                                           Page
PART 1.  FINANCIAL INFORMATION                                            Number
------------------------------

Item 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         March 31, 2003 and June 30, 2002 (Unaudited)                       1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended March 31, 2003 and 2002 (Unaudited)             2

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Nine Months Ended March 31, 2003 and 2002 (Unaudited)              3

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
         Three and Nine Months Ended March 31, 2003 and 2002 (Unaudited)    4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended March 31, 2003 and 2002 (Unaudited)              5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS             6 - 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             14 - 25

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                     26 - 28

ITEM 4.  CONTROLS AND PROCEDURES                                            29

PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                  30

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                30

ITEM 5.  OTHER INFORMATION                                                  30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   30

SIGNATURES                                                                  31
----------

CERTIFICATIONS                                                           32 - 35
--------------


                   CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                                                    MARCH 31,    JUNE 30,
                                                                       2003       2002
                                                                   ---------     -------
                                                                        (UNAUDITED)
ASSETS                                                             $   4,077    $  10,232
  Cash and due from banks
  Interest-bearing deposits                                           46,520       29,163
                                                                   ---------    ---------
      TOTAL CASH AND CASH EQUIVALENTS                                 50,597       39,395
                                                                   ---------    ---------
  Trading account securities                                              16           16
  Investment securities available for sale                           107,532      101,393
  Investment securities held to maturity (fair value -
    March 31, 2003, $37,622; June 30, 2002, $41,439)                  37,027       41,180
  Loans held for sale                                                  2,303          138

  Loans receivable                                                   371,544      369,685
    Deferred fees                                                     (1,182)      (1,533)
    Allowance for loan losses                                         (4,739)      (4,588)
                                                                   ---------    ---------
      Loans receivable, net                                          365,623      363,564
                                                                   ---------    ---------

  Accrued interest receivable                                          2,706        2,543

  Property and equipment - net                                        12,461       12,765

  Bank owned life insurance                                            5,095           --

  Other assets                                                         5,044        5,038
                                                                   ---------    ---------
      TOTAL ASSETS                                                 $ 588,404    $ 566,032
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                       $ 411,784    $ 385,980
    Securities sold under agreements to repurchase                    21,981       18,249
    Advance payments by borrowers for taxes and insurance              1,711        2,831
    Federal Home Loan Bank advances                                   93,915      102,454
    Accrued interest payable                                             826          882
    Trust preferred securities                                        10,000       10,000
    Other liabilities                                                    697        1,465
                                                                   ---------    ---------
      TOTAL LIABILITIES                                              540,914      521,861
                                                                   ---------    ---------

Commitments and contingencies (Note 4)

Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                              --           --
  Common stock - $1.00 par value;
    10,000,000 shares authorized;
    4,551,581 and 4,335,183 shares issued at March 31,
    2003 and June 30, 2002, respectively                               4,552        4,335
  Additional paid-in capital                                          29,982       26,885
  Retained earnings - partially restricted                            13,627       14,115
  Treasury stock (1,932 and 33,753 shares at March 31, 2003
    and June 30, 2002, respectively, at cost)                            (44)        (515)
  Accumulated other comprehensive loss, net of tax                      (627)        (649)
                                                                   ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                      47,490       44,171
                                                                   ---------    ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 588,404    $ 566,032
                                                                   =========    =========

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------
                                                                      2003              2002
                                                                  -----------       -----------
                                                                            (Unaudited)
INTEREST INCOME:
  Loans                                                           $     6,168        $     6,559
  Interest-bearing deposits                                                70                 62
  Investment securities:
    Taxable                                                               953              1,248
    Non-taxable                                                           481                458
                                                                  -----------        -----------
    TOTAL INTEREST INCOME                                               7,672              8,327
                                                                  -----------        -----------
INTEREST EXPENSE:
  Deposits                                                              1,885              2,327
  Securities sold under agreements to repurchase                           32                 43
  Short-term borrowings                                                    37                444
  Long-term borrowings                                                    861              1,338
                                                                  -----------        -----------
      TOTAL INTEREST EXPENSE                                            3,292              3,675
                                                                  -----------        -----------
NET INTEREST INCOME                                                     4,380              4,652
    Provision for loan losses                                             (68)               149
                                                                  -----------        -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               4,448              4,503
                                                                  -----------        -----------
OTHER INCOME:
  Investment services income                                              831                917
  Service charges and fees                                                642                473
  Gain on the sale of:
    Loans                                                                  11                 51
    Available for sale securities                                         114                120
  Other                                                                   188                 39
                                                                  -----------        -----------
      TOTAL OTHER INCOME                                                1,826              1,560
                                                                  -----------        -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                        2,441              2,373
  Occupancy and equipment                                                 711                677
  Data processing                                                         259                256
  Advertising                                                              55                 15
  Deposit insurance premiums                                               16                 18
  Other                                                                   943                749
                                                                  -----------        -----------
      TOTAL OPERATING EXPENSES                                          4,385              4,128
                                                                  -----------        -----------
Income before income taxes                                              1,889              1,935
Income tax expense                                                        408                456
                                                                  -----------        -----------
      NET INCOME                                                  $     1,481        $     1,479
                                                                  ===========        ===========
EARNINGS PER SHARE (1)
  Basic                                                           $      0.33        $      0.33
                                                                  ===========        ===========
  Diluted                                                         $      0.31        $      0.32
                                                                  ===========        ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                             4,541,816          4,548,144
                                                                  ===========        ===========
  Diluted                                                           4,758,338          4,586,202
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


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                        NINE MONTHS ENDED MARCH 31,
                                                        ---------------------------
                                                             2003         2002
                                                          ----------   ----------
                                                                (Unaudited)
INTEREST INCOME:
  Loans                                                   $   19,372   $   20,116
  Interest-bearing deposits                                      236          428
  Investment securities:

    Taxable                                                    3,119        4,203
    Non-taxable                                                1,412        1,433
                                                          ----------   ----------
    TOTAL INTEREST INCOME                                     24,139       26,180
                                                          ----------   ----------
INTEREST EXPENSE:
  Deposits                                                     6,259        8,942
  Securities sold under agreements to repurchase                 144          117
  Short-term borrowings                                          474        1,131
  Long-term borrowings                                         3,901        2,534
                                                          ----------   ----------
    TOTAL INTEREST EXPENSE                                    10,778       12,724
                                                          ----------   ----------
NET INTEREST INCOME                                           13,361       13,456
  Provision for loan losses                                      174          427
                                                          ----------   ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       13,187       13,029
                                                          ----------   ----------
OTHER INCOME:
  Investment services income                                   2,675        2,772
  Service charges and fees                                     2,143        1,436
  Gain on the sale of:
    Loans                                                         96          107
    Available for sale securities                                433          393
  Other                                                          328          125
                                                          ----------   ----------
    TOTAL OTHER INCOME                                         5,675        4,833
                                                          ----------   ----------
OPERATING EXPENSES:
  Salaries and employee benefits                               7,417        6,903
  Occupancy and equipment                                      2,101        1,774
  Data processing                                                786          782
  Advertising                                                     93          107
  Deposit insurance premiums                                      48           57
  Other                                                        2,657        2,389
                                                          ----------   ----------
    TOTAL OPERATING EXPENSES                                  13,102       12,012
                                                          ----------   ----------
Income before income taxes                                     5,760        5,850
Income tax expense                                             1,391        1,432
                                                          ----------   ----------
    NET INCOME                                            $    4,369   $    4,418
                                                          ==========   ==========
EARNINGS PER SHARE (1)
  Basic                                                   $     0.96   $     0.97
                                                          ==========   ==========
  Diluted                                                 $     0.93   $     0.97
                                                          ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                    4,537,310    4,546,975
                                                          ==========   ==========
  Diluted                                                  4,682,095    4,575,878
                                                          ==========   ==========

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


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                         2003              2002
                                                                       --------------------------
                                                                               (Unaudited)
NET INCOME                                                             $  1,481         $  1,479

Other comprehensive income, net of tax:
  Net unrealized holding losses on securities available
   for sale during the period                                               (77)            (371)
  Reclassification adjustment for gains included in net income              (75)             (77)
                                                                       --------         --------
COMPREHENSIVE INCOME                                                   $  1,329         $  1,031
                                                                       ========         ========




                                                                            NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       --------------------------
                                                                         2003              2002
                                                                       --------------------------
                                                                               (Unaudited)
NET INCOME                                                             $  4,369         $  4,418

Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on securities available
   for sale during the period                                               308             (597)
  Reclassification adjustment for gains included in net income             (286)            (257)
                                                                       --------         --------
COMPREHENSIVE INCOME                                                   $  4,391         $  3,564
                                                                       ========         ========


See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                            NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
                                                                          2003           2002
------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
Net income                                                             $   4,369       $   4,418
Add (deduct) items not affecting cash flows provided by (used in)
 operating activities:
  Depreciation                                                               810             731
  Provision for loan losses                                                  174             427
  Gain on sale of securities                                                (433)           (393)
  Originations of loans held for sale                                    (20,053)         (9,981)
  Proceeds from sale of loans held for sale                               17,984          11,567
  Gain on sale of loans held for sale                                        (96)           (107)
  Amortization of deferred loan fees, discounts and premiums                (109)           (560)
  (Increase) decrease in accrued interest receivable                        (163)            857
  Increase in value of bank owned life insurance                             (95)             --
  Decrease in other assets                                                   702             309
  Decrease in accrued interest payable                                       (56)           (908)
  (Decrease) increase in other liabilities                                  (768)          2,321
------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                            2,266           8,681
------------------------------------------------------------------------------------------------
Cash flows provided by (used in) investment activities:
  Capital expenditures                                                      (506)         (3,009)
  Net increase in loans                                                   (1,709)        (15,261)
  Purchase of investment securities held to maturity                     (11,584)        (25,064)
  Proceeds from maturities, payments and calls of investment
   securities held to maturity                                            15,700          33,675
  Purchase of securities available for sale                             (105,723)        (58,769)
  Proceeds from sales and calls of securities available for sale          98,953          66,503
  Purchase of bank owned life insurance                                   (5,000)             --
------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                              (9,869)         (1,925)
------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits before interest credited            20,460         (38,772)
  Interest credited to deposits                                            5,344           7,976
  Increase in securities sold under agreements to repurchase               3,732          15,702
  Proceeds from FHLB advances                                              8,000          20,926
  Repayments of FHLB advances                                            (16,539)         (2,253)
  Net increase in other borrowings                                            --            (241)
  Decrease in advance payments by borrowers for taxes and insurance       (1,120)           (408)
  Proceeds from issuance of trust preferred securities                        --          10,000
  Cash dividends on common stock                                          (1,339)         (1,279)
  Treasury stock purchased                                                  (452)             --
  Treasury stock issued                                                      719              --
  Payment for fractional shares                                               --              (5)
  Stock options exercised                                                     --              27
------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                           18,805          11,673
------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 11,202          18,429

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                     39,395          23,912
                                                                       ---------       ---------
  End of period                                                        $  50,597       $  42,341
                                                                       =========       =========

SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                $   1,663       $   1,407
  Interest                                                             $  10,834       $  13,632

NON-CASH ITEMS:
  Stock dividend issued                                                $   3,518       $   2,882
  Net unrealized gain on investment securities available for sale,
   net of tax                                                          $      22       $    (854)
  Cost to issue Treasury stock for the exercise of stock options       $     204       $      --

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

The results of operations for the three-month and nine-month periods ended March 31 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2002 and 2001.

The following table sets forth the computation of basic and diluted earnings per share:

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                           MARCH 31,               MARCH 31,
                                     ---------------------   ----------------------
                                       2003        2002        2003        2002
                                     ---------   ---------   ---------   ----------
                                    (Dollars in thousands, except per share amounts)
Numerator:
  Net income                         $   1,481   $   1,479   $   4,369   $    4,418
                                     =========   =========   =========   ==========

Denominator:
  Denominator for basic per share-
  weighted average shares            4,541,816   4,548,144   4,537,310    4,546,975

Effect of dilutive securities:
  Stock options                        216,522      38,058     144,785       28,903
                                     ---------   ---------   ---------   ----------

Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  exercise                           4,758,338   4,586,202   4,682,095    4,575,878
                                     =========   =========   =========   ==========

Basic earnings per share             $    0.33   $    0.33   $    0.96   $     0.97
                                     =========   =========   =========   ==========
Diluted earnings per share           $    0.31   $    0.32   $    0.93   $     0.97
                                     =========   =========   =========   ==========

The number of antidilutive stock options excluded was 0 and 2,900 for the three-month and nine-month periods ended March 31, 2003 and was 140,138 and 354,549 for the same periods in 2002.

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


                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                     -------------------   --------------------
                                                       2003       2002       2003        2002
                                                     ------------------------------------------
                                                                   (In thousands)
Net income, as reported                              $  1,481   $  1,479   $  4,369   $   4,418
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                      (63)       (57)      (410)       (290)
                                                     -------------------   --------------------
Pro forma net income                                 $  1,418   $  1,422   $  3,959   $   4,128
                                                     ===================   ====================

Earnings per share:
  Basic - as reported                                $   0.33   $   0.33   $   0.96   $    0.97
                                                     ===================   ====================
  Basic - pro forma                                  $   0.31   $   0.31   $   0.87        0.91
                                                     ===================   ====================

  Diluted - as reported                              $   0.31   $   0.32   $   0.93   $    0.97
                                                     ===================   ====================
  Diluted - pro forma                                $   0.30   $   0.31   $   0.85   $    0.90
                                                     ===================   ====================

NOTE 2 - LOANS RECEIVABLE

Loans receivable, excluding loans held for sale, are summarized as follows:

                                                          MARCH 31,     JUNE 30,
                                                            2003         2002
                                                          ----------------------
                                                              (In thousands)
First mortgage loans:
  Residential (single and multi-family)                   $110,947     $133,751
  Construction-residential                                  21,588       19,190
  Land acquisition and development                          18,052       16,707
  Commercial                                               117,759      103,985
  Construction-commercial                                   18,832       12,573
Commercial business                                         38,382       36,774
Consumer                                                    71,768       69,538
                                                          --------     --------
TOTAL LOANS                                                397,328      392,518
                                                          --------     --------
Less:
  Undisbursed loan proceeds:
    Construction-residential and land acquisition          (21,226)     (17,277)
    Construction-commercial                                 (4,558)      (5,556)
  Deferred loan fees - net                                  (1,182)      (1,533)
  Allowance for loan losses                                 (4,739)      (4,588)
                                                          --------     --------
NET LOANS                                                 $365,623     $363,564
                                                          ========     ========

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

For purposes of applying the measurement criteria for impaired loans, the Company includes large loans and groups of smaller balance homogeneous loans, primarily consisting of residential mortgage, home equity and other consumer loans as well as commercial business loans with balances of less than $100 thousand. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At March 31, 2003 and June 30, 2002, the recorded investment in impaired loans was $918 thousand and $944 thousand. The Company's policy for the recognition of interest income on impaired loans is to put them on non-accrual status. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment in the impaired loan. At March 31, 2003 and June 30, 2002 there was no valuation allowance against these impaired loans.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Commitments to potential mortgagors of the Bank amounted to $5.96 million as of March 31, 2003 of which $1.74 million was for variable-rate loans. The balance of the commitments represents $4.23 million of fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 4.75% and 7.50%. At March 31, 2003, the Company had $25.78 million of undisbursed construction loan funds as well as an aggregate of $56.16 million of undisbursed remaining consumer and commercial business lines of credit.

NOTE 5 - TRUST PREFERRED SECURITIES

On March 26, 2002, the Company issued $10.31 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania business trust, in which the Company owns all of the common equity. The Trust then issued $10.00 million of Trust Preferred Securities, which adjusts and pays interest quarterly based on three month LIBOR plus 360 basis points, to investors and are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations, under the risk-based capital guidelines of the FRB. The Trust Preferred Securities cannot be redeemed by the Company prior to March 26, 2007, except they may be redeemed at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon maturity of the debentures in 2032.

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average total assets (as defined). At March 31, 2003 and June 30, 2002 the Holding Company and the Bank were in compliance with all such requirements and are deemed "well-capitalized" for regulatory purposes. There are no conditions or events since March 31, 2003 that management believes have changed such characterization.

The Holding Company's and the Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                    -------------------------    ------------------------    -------------------------
                                      AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                    -----------    ----------    -----------    ---------    -----------    ----------
AS OF MARCH 31, 2003:
HOLDING COMPANY
Total Capital
  (to Risk-Weighted Assets)           $62,924        15.16%        $33,204        8.00%        $41,505        10.00%
Tier 1 Capital
  (to Risk-Weighted Assets)           $58,185        14.02%        $16,602        4.00%        $24,903         6.00%
Tier 1 Capital
  (to Average Assets)                 $58,185        10.18%        $22,874        4.00%        $28,592         5.00%

BANK
Total Capital
  (to Risk-Weighted Assets)           $58,957        14.24%        $33,133        8.00%        $41,416        10.00%
Tier 1 Capital
  (to Risk-Weighted Assets)           $54,218        13.09%        $16,566        4.00%        $24,849         6.00%
Tier 1 Capital
  (to Average Assets)                 $54,218         9.76%        $22,216        4.00%        $27,770         5.00%

AS OF JUNE 30, 2002:
HOLDING COMPANY
Total Capital
  (to Risk-Weighted Assets)           $59,353        15.99%        $29,697        8.00%        $37,121        10.00%
Tier 1 Capital
  (to Risk-Weighted Assets)           $54,765        14.75%        $14,848        4.00%        $22,272         6.00%
Tier 1 Capital
  (to Average Assets)                 $54,765         9.97%        $21,966        4.00%        $27,457         5.00%

BANK
Total Capital
  (to Risk-Weighted Assets)           $55,582        15.04%        $29,558        8.00%        $36,947        10.00%
Tier 1 Capital
  (to Risk-Weighted Assets)           $50,994        13.80%        $14,779        4.00%        $22,168         6.00%
Tier 1 Capital
  (to Average Assets)                 $50,994         9.35%        $21,807        4.00%        $27,259         5.00%

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

The following table highlights income statement and balance sheet information for each of the segments at or for the period ended March 31, 2003 and 2002:


                                                AT AND DURING THE THREE MONTHS ENDED MARCH 31,
                              -----------------------------------------     ---------------------------------------
                                                2003                                           2002
                              -----------------------------------------     ---------------------------------------
                                 BANK           PCIS           TOTAL          BANK             PCIS         TOTAL
                              --------         ------        --------       --------          ------       --------
                                                                  (In thousands)
Net interest income           $  4,378         $    2        $  4,380       $  4,648          $    4       $  4,652
Other income                     1,038            788           1,826            728             832          1,560
Total net income                 1,432             49           1,481          1,408              71          1,479
Total assets                   586,475          1,929         588,404        559,709           1,646        561,355
Total interest-
  bearing deposits              44,947          1,573          46,520         32,320           1,334         33,654
Total trading securities            --             16              16             --              16             16


                                                AT AND DURING THE NINE MONTHS ENDED MARCH 31,
                              -------------------------------------------   ---------------------------------------
                                                2003                                           2002
                              -------------------------------------------   ---------------------------------------
                                BANK            PCIS           TOTAL          BANK             PCIS          TOTAL
                              --------         ------        --------       --------          ------       --------
                                                                  (In thousands)

Net interest income           $ 13,351         $   10        $ 13,361       $ 13,428          $   28       $ 13,456
Other income                     3,266          2,409           5,675          2,239           2,594          4,833
Total net income                 4,150            219           4,369          4,168             250          4,418
Total assets                   586,475          1,929         588,404        559,709           1,646        561,355
Total interest-
  bearing deposits              44,947          1,573          46,520         32,320           1,334         33,654
Total trading securities            --             16              16             --              16             16

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset of a business no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks of loss which may be unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial business, commercial mortgage and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. Loss factors are applied to homogeneous and graded loans based upon prior loss experience of the portfolio, delinquency trends, the volume of non-performing loans and micro and macro economic conditions. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is management's best estimate of known and inherent losses, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company includes large loans and groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with principal balances of less than $100 thousand. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At March 31, 2003 and June 30, 2002, the recorded investment in impaired loans was $918 thousand and $944 thousand, respectively. The Company's policy for the recognition of interest income on impaired loans is to put them on non-accrual status. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment in the impaired loan.

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

The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the financial needs of its customers. The Company generally has sought to achieve long-term financial growth and strength by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing growth in basic financial services. The Company's focus is on expanding its commercial and construction lending activities, increasing its commercial deposits and treasury management, consumer deposits and loans as well as expanding its trust and investment management services.

                                BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets primarily through internal growth and by expanding its operations. During fiscal 2003, the Company plans on opening its tenth full-service branch office in Chester Springs, Pennsylvania, which is scheduled to open in May 2003.

The primary objectives of the fiscal 2003 strategic plan are to increase loans, in particular commercial real estate, commercial business, construction and consumer loans, increase core deposits (consisting of all deposits other than certificates of deposits) and increase trust and investment services income. The Company's net loans increased by $2.06 million, or 0.57% from $363.56 million at June 30, 2002 to $365.62 million at March 31, 2003. The growth of core deposits was $48.08 million or 25.04% from $192.02 million at June 30, 2002 to $240.10 million at March 31, 2003.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business, commercial and residential construction and land acquisition loans comprised in the aggregate 54.01% of its total loan portfolio at March 31, 2003 compared to 48.21% at June 30, 2002. Single-family and multi-family residential loans comprised 27.92% of the Company's loan portfolio at March 31, 2003 as compared to 34.08% at June 30, 2002.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is essential to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans decreased slightly by $26 thousand to $918 thousand at March 31, 2003. The Company's ratio of non-performing loans to total loans was 0.26% and its allowance for loan losses to non-performing loans was 486.02% at June 30, 2002, while at March 31, 2003 the percentages were 0.25% and 516.23%, respectively.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $144.58 million at March 31, 2003, compared to $142.59 million at June 30, 2002. In addition, the Company had short-term interest-bearing deposits of $46.52 million at March 31, 2003 compared to $29.16 million at June 30, 2002.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, relatively low service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Core deposits totaled $240.10 million or 64.60% of the Company's total deposits at March 31, 2003, as compared to $192.02 million or 56.35% at June 30, 2002, a $48.08 million or 25.04% increase. This increase in core deposits is primarily attributable to the continuing effort to grow such deposits by increasing customer contact and marketing to prospective new customers. Pursuant to the Company's strategy, one of the major focuses in fiscal 2003 is on increasing commercial and consumer core deposits and relying less on higher rate certificates of deposit and municipal deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW accounts and savings deposits are partially sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are included in the less than one year categories with the remainder being placed in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The interest rate sensitivity analysis at March 31, 2003 is on page 28.

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


                               FINANCIAL CONDITION

The Company's total assets increased $22.37 million to $588.40 million at March 31, 2003 from $566.03 million at June 30, 2002, principally due to an increase in interest-bearing deposits of $17.36 million from $29.16 million at June 30, 2002 combined with a $2.06 million increase in loans receivable, net, to $365.62 million from $363.56 million at June 30, 2002 and an increase in bank owned life insurance of $5.10 million. These increases were partially offset by a decrease in cash in banks of $6.16 million from $10.23 million at June 30, 2002 to $4.08 million at March 31, 2003. Liabilities increased $19.05 million from June 30, 2002 to March 31, 2003 primarily due to an increase in deposits of $25.80 million from $385.98 million at June 30, 2002 to $411.78 million at March 31, 2003. This increase was partially offset by a decrease in Federal Home Loan Bank advances of $8.54 million.

Stockholders' equity increased $3.32 million to $47.49 million at March 31, 2003 from $44.17 million at June 30, 2002, primarily as a result of net income of $4.37 million, a decrease in net unrealized losses on securities available for sale, net of tax, of $22 thousand and a decrease in treasury stock of $471 thousand. The increase in stockholders' equity was partially offset by, among other things, cash dividends paid of $1.34 million. The increase in common stock and additional paid in capital and the reduction in retained earnings was primarily due to a 5% stock dividend paid in September 2002.


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

                                                                    THREE MONTHS ENDED MARCH 31,
                                              ----------------------------------------------------------------------
                                                            2003                                   2002
                                              ------------------------------        --------------------------------
                                                                    (Dollars in Thousands)
                                               AVERAGE                 YIELD/        AVERAGE                   YIELD/
                                               BALANCE     INTEREST     RATE         BALANCE     INTEREST      RATE
                                              ---------    --------    ------       ---------    --------      -----
ASSETS:
  Loans and loans held for sale               $ 375,126    $  6,187     6.60%       $ 363,256    $  6,583      7.25%
  Securities and other investments              163,562       1,684     4.12%         149,907       1,939      5.17%
                                              ---------------------                 ---------------------
  Total interest-earning assets                 538,688       7,871     5.84%         513,163       8,522      6.64%
                                                           --------                              --------
  Non-interest earning assets                    47,473                                35,178
                                              ---------                             ---------
  TOTAL ASSETS                                $ 586,161                             $ 548,341
                                              =========                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements          $ 400,855       1,885     1.91%       $ 374,876       2,327      2.52%
  FHLB advances and other borrowings            121,366       1,407     4.70%         100,227       1,348      5.45%
                                              ---------------------                 ---------------------
TOTAL INTEREST-BEARING LIABILITIES              522,221       3,292     2.56%         475,103       3,675      3.14%
                                              ---------------------                 ---------------------
  Non-interest-bearing liabilities               16,856                                30,850
  Stockholders' equity                           47,084                                42,388
                                              ---------                             ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 586,161                             $ 548,341
                                              =========                             =========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $  4,579     3.28%                    $  4,847      3.50%
                                                           =================                     ==================

NET INTEREST MARGIN                                                     3.45%                                  3.83%
                                                                        ====                                   ====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                           103%                                   108%
                                                                         ===                                    ===

                                                                    NINE MONTHS ENDED MARCH 31,
                                              ----------------------------------------------------------------------
                                                            2003                                   2002
                                              ------------------------------        --------------------------------
                                                                    (Dollars in Thousands)
                                               AVERAGE                 YIELD/        AVERAGE                   YIELD/
                                               BALANCE     INTEREST     RATE         BALANCE     INTEREST      RATE
                                              ---------    --------    ------       ---------    --------      -----
ASSETS:
  Loans and loans held for sale               $ 376,965    $ 19,430     6.87%       $ 357,426    $ 20,196      7.53%
  Securities and other investments              164,273       5,295     4.30%         157,454       6,600      5.59%
                                              ---------------------                ----------------------
  Total interest-earning assets                 541,238      24,725     6.09%         514,880      26,796      6.94%
                                                           --------                              --------
  Non-interest earning assets                    43,751                                29,766
                                              ---------                             ---------
  TOTAL ASSETS                                $ 584,989                             $ 544,646
                                              =========                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements          $ 396,517       6,259     2.10%       $ 392,584       8,942      3.03%
  FHLB advances and other borrowings            128,164       4,519     4.70%          87,808       3,782      5.74%
                                              ---------------------                 ---------------------
TOTAL INTEREST-BEARING LIABILITIES              524,681      10,778     2.74%         480,392      12,724      3.53%
                                              ---------------------                 ---------------------
  Non-interest-bearing liabilities               14,161                                22,396
  Stockholders' equity                           46,147                                41,858
                                              ---------                             ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 584,989                             $ 544,646
                                              =========                             =========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $ 13,947     3.35%                    $ 14,072      3.41%
                                                           =================                     ==================

NET INTEREST MARGIN                                                     3.43%                                  3.64%
                                                                        ====                                   ====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                           103%                                   107%
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


                                                                 NINE MONTHS ENDED MARCH 31,
                                               ---------------------------------------------------------------
                                                  2003 COMPARED TO 2002             2002 COMPARED TO 2001
                                                INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                               -----------------------------    ------------------------------
                                               VOLUME       RATE      TOTAL      VOLUME       RATE      TOTAL
                                               -----------------------------    ------------------------------
Interest income on interest-earning assets:
  Loans and loans held for sale                $ 1,517    $(2,283)   $  (766)   $ 1,257     $(1,411)   $  (154)
  Securities and other investments                 436     (1,741)    (1,305)        74      (1,730)    (1,656)
                                               -----------------------------    ------------------------------
    Total interest income                        1,953     (4,024)    (2,071)     1,331      (3,141)    (1,810)
                                               -----------------------------    ------------------------------

Interest expense on interest-bearing
 liabilities:
  Deposits and repurchase agreements               145     (2,828)    (2,683)      (412)     (4,033)    (4,445)
  FHLB advances and other borrowings             1,836     (1,099)       737        695        (367)       328
                                               -----------------------------    ------------------------------
    Total interest expense                       1,981     (3,927)    (1,946)       283      (4,400)    (4,117)
                                               -----------------------------    ------------------------------
Net change in net interest income              $   (28)   $   (97)   $  (125)   $ 1,048     $ 1,259    $ 2,307
                                               =============================    ==============================

Net interest income, on a fully tax equivalent basis, decreased $268 thousand or 5.53% to $4.58 million and decreased $125 thousand or 0.89% to $13.95 million for the three- and nine-month periods ended March 31, 2003, respectively, compared to $4.85 million and $14.07 million, respectively, for the same periods in 2002 as the Company's interest expense decreased at a more rapid rate than its interest income.

Total interest income, on a fully tax equivalent basis, decreased to $7.87 million and $24.73 million for the three- and nine-month periods ended March 31, 2003, from $8.52 million and $26.80 million for the same periods in 2002, primarily as a result of the effect of decreasing yields as market rates of interest declined during 2002, which decreases were offset in part by an increase in the average balance of interest-earning assets.

The average balance of interest-earning assets increased $25.53 million to $538.69 million and $26.36 million to $541.24 million for the three- and nine-month periods ended March 31, 2003, respectively, from $513.16 million and $514.88 million, respectively, for the same periods in 2002. The increase was primarily due to a $11.87 million and $19.54 million increase in the average balance of loans during the three- and nine-month periods in 2003, respectively, reflecting the continued implementation of the Company's business plan to increase the size of its loan portfolio. The decrease in interest income also resulted from 80 basis-point or 12.1% and 85 basis-point or 12.2% decreases in the yield on interest-earning assets to 5.84% and 6.09% for the three- and nine-month periods ended March 31, 2003, respectively, as the result of decreasing general market rates of interest experienced during the periods.

Total interest expense decreased to $3.29 million and $10.78 million from $3.68 million and $12.72 million for the respective three- and nine-month periods in 2003 and 2002, largely as the result of decreases in the average rate paid on such liabilities to 2.56% and 2.74% for the three- and nine-month periods ended March 31, 2003, respectively, from 3.14% and 3.53% for the same periods in 2002, resulting primarily from the continued decline in market rates of interest experienced throughout much of 2002.

The tax equivalent interest rate spread decreased to 3.28% and 3.35% from 3.50% and 3.41%, respectively, and the average tax equivalent net yield on interest-earning assets decreased to 3.45% and 3.43% from 3.83% and 3.64% for the three- and nine-month periods ended March 31, 2003 and 2002, respectively, due to the reasons discussed above.

PROVISION FOR LOAN LOSSES

The Company decreased the provision for loan losses by $68,000 for the three-month period ended March 31, 2003 due to the $20.64 million or 5.5% reduction in the amount of residential mortgage loans from June 30, 2002 to March 31, 2003 and improved loan quality. The Company provided $174,000 for loan losses during nine-month periods ended March 31, 2003 and $149,000 and $427,000 for the same periods in 2002, respectively. These provisions have been added to the Company's allowance for loan losses because of the increase in classified loans and the Company's focus on building a larger loan portfolio of commercial real estate and business loans, which typically have a greater risk of loss than the Company's traditional loan portfolios, such as single-family residential mortgages and business real estate loans. The change in the character of the loan portfolio, the current economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to a level to cover known and inherent losses in the loan portfolio that were both probable and reasonably estimated based upon the facts and circumstances known to management during such periods. The amount of the allowance is only an estimate and actual losses may vary from these estimates. No assurances can be given that additional provisions will not be required in future periods. At March 31, 2003, the allowance for loan losses totaled $4.74 million or 1.28% of net loans (before allowance), compared to $4.59 million or 1.26% of net loans (before allowance) at June 30, 2002. As a percentage of non-performing assets, the allowance for loan losses was 516% at March 31, 2003 compared to 486% at June 30, 2002, and further compared to 394% at March 31, 2002.

OTHER INCOME

Total other income increased to $1.83 million and to $5.68 million during the three- and nine-month periods ended March 31, 2003, respectively, as compared to $1.56 million and $4.83 million during the same periods in 2002. For the three- and nine-month periods respectively, service charges increased $169,000 and $707,000 because of both an introduction of the overdraft shield program which charges customers a fee for overdraft protection, as well as increases in the number of accounts and activity. Miscellaneous other income increased $149,000 and $203,000 for the three- and nine-month periods ended March 31, 2003. These increases were offset by a decrease in investment services income of $86,000 and $97,000, for the three- and nine-month periods.

OPERATING EXPENSES

Total operating expenses increased $257,000 and $1.09 million to $4.39 million and $13.10 million, respectively, for the three- and nine-month periods ended March 31, 2003 as compared to the same time periods in 2002. The primary reasons for the increases in operating expenses for the three- and nine-month periods in fiscal 2003 are as follows: (i) salaries and employee benefits increased $68,000 or 2.87% and $514,000 or 7.45% resulting from normal salary adjustments effective July 1, 2002, the hiring of additional officer level staff and increased employee benefit costs; (ii) occupancy and equipment expense increased $34,000 or 5.02% and $327,000 or 18.43% as a result of the expansion of the Company's corporate headquarters and (iii) other costs and expenses, consisting primarily of professional fees, office supplies and bank service charges, increased $194,000 or 25.90% and $268,000 or 11.22%. These increases were partially off set by a decrease in advertising expense of $40,000 or 72.73% and $14,000 or 13.08% for the three- and nine-month periods ended March 31, 2003.

INCOME TAX EXPENSE

The Company recorded a $408,000 and a $1.39 million expense for the three- and nine-month periods ended March 31, 2003, respectively, as compared to $456,000 and $1.43 million for the same periods in 2002. For the three- and nine-month periods ended March 31, 2003 the effective tax rate was 21.60% and 24.15%, respectively, which is less than the statutory rate of 34% because of tax-free income and low income housing tax credits.


                                  ASSET QUALITY

Classified loans include non-performing loans, which are non-accruing, totaling $918 thousand and $944 thousand at March 31, 2003 and June 30, 2002, respectively. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. At March 31, 2003, the Company did not have any loans greater than 90 days delinquent which were accruing interest. The ratio of non-performing loans to total assets was .16% at March 31, 2003 compared to .17% at June 30, 2002, and ..19% at December 31, 2002. Non-performing loans at March 31, 2003 consisted of 9 single-family residential mortgage loans aggregating $818 thousand and non-performing consumer and commercial business loans totaling $100 thousand.

At March 31, 2003 and June 30, 2002, the Company's classified loans, which consisted of loans classified as special mention, substandard, doubtful and loss, totaled $18.67 million and $6.24 million, respectively. Included in the assets classified substandard at March 31, 2003 and June 30, 2002, were all loans 90 days past due and loans which are less than 90 days delinquent, but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. Included, as classified loans at March 31, 2003 and June 30, 2002 are loans totaling approximately $11.93 million and $3.88 million, respectively, which are current but have been listed as special mention and are being closely monitored.

In addition to non-performing loans, classified assets include five Municipal Authority Revenue Bond investments that had an aggregate balance of $11.12 million at March 31, 2003, after a write-down on two of the bonds totaling $955 thousand as of June 30, 2002. After the write-down, two of the bonds have a carrying value of $5.06 million and both of these bonds involve buildings and related property that are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. Of the total balance of $5.06 million, $200 thousand are interest-bearing bonds and the remaining $4.86 million are zero coupon bonds with maturities extending up to June 2034.

The third classified bond had a balance, after write-down, of $1.50 million, an interest rate of 6.00% and matures in June 2019. This bond has been put on non-accrual status and the interest payment received in December 2002 of $59,100 was applied to the outstanding balance reducing it to $1.44 million. This bond involves low-income scattered housing located in Chester County under a Housing and Urban Development Program ("HUD"). HUD has indicated that it will provide funds to build additional housing which would be donated to this bond issue and, when sold, may reduce the losses incurred on the bonds.

The remaining two classified bonds have a carrying value of $4.62 million and both involve the purchase of land for the development of a conference center and golf course.

These classified investments are closely monitored and fairly stated at March 31, 2003 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

                         LIQUIDITY AND CAPITAL RESOURCES

Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities and calls of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely Federal Home Loan Bank of Pittsburgh ("FHLBP") advances. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an the amount $10 million. This line of credit is available for liquidity purposes. At March 31, 2003, there was no outstanding balance on this line of credit.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLBP overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. During the year ended March 31, 2003, the Company used its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. As of March 31, 2003, the Company had $5.96 million in commitments to fund loan originations. In addition, as of March 31, 2003, the Company had undisbursed loans in process for construction loans of $25.78 million and $56.16 million in undisbursed lines of credit. The Company has also issued $1.12 million in commercial letters of credit fully secured by deposit accounts or real estate at March 31, 2003. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

For regulatory purposes, liquidity is defined as a ratio of cash and certain marketable securities that can be readily converted into cash to total deposits and short-term borrowings. At March 31, 2003, liquidity for the Bank as defined under these guidelines was 35.60%.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. The Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid in September 2002. The Board also declared a $.10 per share cash dividend that was paid in March 2003. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal banking regulators and Pennsylvania law.

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

The following is an interest rate sensitivity analysis for the Bank at March 31, 2003.

                                                               INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 2003
                                                                            (Dollars in Thousands)

                                                               MORE THAN   MORE THAN   MORE THAN   MORE THAN
                                                              THREE MONTHS SIX MONTHS   ONE YEAR  THREE YEARS
                                                 THREE MONTHS   THROUGH     THROUGH     THROUGH     THROUGH    MORE THAN
                                                   OR LESS    SIX MONTHS    ONE YEAR  THREE YEARS FIVE YEARS   FIVE YEARS   TOTAL
                                                 ----------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans: (1)
    Real estate (2)                              $  81,065     $ 30,120    $ 43,647    $  70,762   $ 28,609    $  8,311   $ 262,514
    Commercial business                             28,512        1,196       2,071        4,902      1,701          --      38,382
    Consumer                                        37,616        5,403       5,598       12,031      5,834       5,286      71,768
  Securities and interest-bearing deposits (3)      88,841        9,103       6,236       35,342      4,663      45,062     189,247
                                                 ----------------------------------------------------------------------------------
  TOTAL INTEREST-EARNING ASSETS                  $ 236,034     $ 45,822    $ 57,552    $ 123,037   $ 40,807    $ 58,659   $ 561,911
                                                 ----------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
  Savings accounts                               $   1,541     $  1,542    $  3,089    $  12,413   $ 12,506    $     --   $  31,091
  NOW accounts                                       1,490        1,491       2,987       12,006     12,099      30,663      60,736
  Money market accounts                             94,107           --          --           --         --          --      94,107
  Certificate accounts                              56,454       25,978      42,792       27,548      9,787       6,955     169,514
  Securities sold under agreements to repurchase    21,981           --          --           --         --          --      21,981
  Borrowings                                           249          952       1,912        6,717      2,318      81,767      93,915
                                                 ----------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES             $ 175,822     $ 29,963    $ 50,780    $  58,684   $ 36,710    $119,385   $ 471,344
                                                 ----------------------------------------------------------------------------------
Cumulative excess of interest-earning assets
  to interest-bearing liabilities                $  60,212     $ 76,071    $ 82,843    $ 147,196   $151,293    $ 90,567   $  90,567
                                                 ==================================================================================
Cumulative ratio of interest rate-sensitive
  assets to interest rate-sensitive liabilities      134.2%       137.0%      132.3%       146.7%     143.0%      119.2%      119.2%
                                                 ==================================================================================
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
  TOTAL ASSETS                                        10.3%        13.0%       14.2%        25.1%      25.8%       15.5%       15.5%
                                                 ==================================================================================

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

ITEM 4.  CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") in accordance with the provisions of Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Acting Chief Financial Officer ("CFO").

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective to timely alert management to material information relating to the Company, including its consolidated subsidiaries, during the period for which its periodic reports are being prepared.

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

       Item 1.  Legal Proceedings
                      None

       Item 2.  Changes in Securities and Use of Proceeds
                      None

       Item 3.  Defaults Upon Senior Securities
                      Not Applicable.

       Item 4.  Submission of Matters to a Vote of Security Holders
                      None

       Item 5.  Other Information
                      None

       Item 6.  Exhibits and Reports on Form 8-K

                (a) The following exhibits are filed as a part of this Form-10Q


    NUMBER                         DESCRIPTION OF DOCUMENTS
-------------   -------------------------------------------------------------
     99.1       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                dated May 14, 2003



                (b) Reports on Form 8-K

                       Date                           Item and Description
                ------------------------          -----------------------------
                May 13, 2003                      9 - On May 13, 2003,
                                                  Chester Valley Bancorp Inc.
                                                  (the "Company") reported its
                                                  earnings for the quarter
                                                  ended March 31, 2003. The
                                                  information regarding the
                                                  Company's results of
                                                  operations and financial
                                                  condition, which is required
                                                  by Item 12 of Form 8-K, is
                                                  being furnished herein under
                                                  Item 9 pursuant to the
                                                  provisions of Release 34-47583
                                                  of the U.S. Securities and
                                                  Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Chester Valley Bancorp Inc.


Date          05/14/03                   /s/ Donna M. Coughey
    ----------------------------         ---------------------------------------
                                         Donna M. Coughey
                                         President and Chief Executive Officer


Date         05/14/03                    /s/ Michael J. Sexton
    ----------------------------         ---------------------------------------
                                         Michael J. Sexton
                                         Acting Chief Financial Officer

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael J. Sexton, the Acting Chief Financial Officer of Chester Valley Bancorp Inc. certify that:

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

Date:      05/14/03                    /s/ Michael J. Sexton
      -------------------              -----------------------------------------
                                       Michael J. Sexton
                                       Acting Chief Financial Officer

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

Date:      05/14/03                    /s/ Donna M. Coughey
      -------------------              -----------------------------------------
                                       Donna M. Coughey
                                       President and Chief Executive Officer