Form 10-K
period 2003-06-30
CHESTER VALLEY BANCORP INC
filed 2003-09-12
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

----- Annual Report Pursuant to Section 13 or 15(d) of the Securities | X | Exchange Act of 1934
-----  FOR THE FISCAL YEAR ENDED:  JUNE 30, 2003

                                       Or

-----  Transition Report Pursuant to Section 13 or 15(d) of the Securities
|    | Exchange Act of 1934
-----  For the transition period from ________ to _________

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

Indicate by check mark whether registrant is an accelerated filer as defined in
Exchange Act Rule 12b-2. YES       NO    X
                            -----      -----

As of September 2, 2003, the aggregate value of the 3,909,936 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 664,012 shares held by all directors and officers of the registrant as a group, was approximately $87.4 million. This figure is based on the closing sales price of $22.35 per share of the registrant's Common Stock on September 2, 2003.

Number of shares of Common Stock outstanding as of September 2, 2003: 4,573,948

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2003 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.


                                             INDEX
                                                                                          PAGE
                                                                                          ----

                                             PART I
Item 1.      Business................................................................       1
Item 2.      Properties..............................................................      30
Item 3.      Legal Proceedings.......................................................      31
Item 4.      Submission of Matters to a Vote of Security Holders.....................      31


                                            PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters.................................................................      32
Item 6.      Selected Financial Data.................................................      32
Item 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................      33
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............      45
Item 8.      Financial Statements and Supplementary Data.............................      47
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure................................................      74
Item 9a.     Controls and Procedures.................................................      74


                                            PART III
Item 10.     Directors and Executive Officers of the Registrant......................      74
Item 11.     Executive Compensation..................................................      74
Item 12.     Security Ownership of Certain Beneficial Owners and Management..........      74
Item 13.     Certain Relationships and Related Transactions..........................      74


                                            PART IV
Item 14.     Principal Accountants Fees and Services.................................      74
Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........      75


Signatures   ........................................................................      77


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

PART I.

ITEM 1. BUSINESS

GENERAL

     Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a savings association, and Philadelphia Corporation for Investment Services ("PCIS"), a full-service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank from a Pennsylvania-chartered savings association. As a consequence of such charter conversion, the Holding Company became a bank holding company that has also been designated as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company. The Bank provides a wide range of banking services to individual and corporate customers through its ten full-service branch offices located in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services, which are primarily funded by retail and business deposits as well as borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

     References to the Company include its wholly owned subsidiaries, the Bank and PCIS, unless the context of the reference indicates otherwise.

     Customer deposits with First Financial are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). Prior to the Bank's conversion to a commercial bank, it was also subject to regulation and examination by the Office of Thrift Supervision ("OTS"). It is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh ("FHLBP"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The Holding Company, as a registered bank holding company, is subject to examination and regulation of the Federal Reserve Board.

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

COMPETITION

     First Financial encounters strong competition both in the attraction of deposits and in the making of commercial, real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, savings associations, savings banks and credit unions conducting business in its primary market area. The Bank also encounters competition for deposits from money market and other mutual funds, as well as corporate and government securities and insurance companies. The principal methods used by the Bank to attract deposit accounts include offering a variety of services, competitive interest rates and providing convenient office locations with expanded banking hours. The Bank's primary competition for commercial, real estate and other loans, comes from other commercial banks, savings institutions, credit unions, mortgage banking companies, insurance companies, and other lenders. First Financial competes successfully for loans through competitive interest rates and maturities and loan fees as well as providing quality service to borrowers and real estate brokers.

     PCIS is engaged in securities brokerage and asset management activities, both of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the National Association of Securities Dealers, Inc. (the "NASD"), commercial banks and savings associations, insurance companies, investment companies, and financial consultants. PCIS competes successfully against other firms through its quality service, excellent reputation, successful track record and competitive pricing.

EMPLOYEES

     The Company had 162 full-time employees and 23 part-time employees as of June 30, 2003. None of these employees are covered by a collective bargaining agreement and the Company believes that it enjoys good relations with its personnel.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

     The Company's net loan portfolio (net of loans in process, deferred fees and allowance for loan losses), including loans held for sale, totaled $384.8 million at June 30, 2003, representing approximately 65.8% of the Company's total assets of $584.5 million at that date.

     The following table presents information regarding the composition of the Company's loan portfolio at the dates indicated.


                                                                           AT JUNE 30,
                                -------------------------------------------------------------------------------------------------
                                       2003               2002                 2001                2000              1999
                                -----------------  ------------------  ------------------   -----------------  ------------------
                                             % OF                % OF                % OF                % OF               % OF
                                            TOTAL               TOTAL               TOTAL               TOTAL              TOTAL
                                  AMOUNT    LOANS    AMOUNT     LOANS    AMOUNT     LOANS     AMOUNT    LOANS    AMOUNT    LOANS
                                -----------------  ------------------  ------------------   -----------------  ------------------
                                                                     (Dollars in Thousands)
Real estate loans:
  Residential:
    Single-family               $  99,401   24.1%  $ 127,072    32.4%  $ 148,805    40.2%   $ 167,451   46.8%  $ 156,514   50.8%
    Multi-family                    2,596    0.6%      6,679     1.7%         --     0.0%          --    0.0%        828    0.3%
  Commercial                      122,207   29.6%    103,985    26.5%     82,890    22.4%      66,221   18.5%     55,197   17.9%
  Construction and land
    acquisition(1)                 57,073   13.8%     48,470    12.3%     46,243    12.5%      42,372   11.8%     29,339    9.5%
                                -----------------  ------------------  ------------------   -----------------  -----------------
       Total real estate loans    281,277   68.1%    286,206    72.9%    277,938    75.1%     276,044   77.1%    241,878   78.5%
Commercial business loans(2)       43,059   10.4%     36,774     9.4%     27,653     7.4%      19,358    5.4%     14,708    4.8%
Consumer loans(3)                  88,918   21.5%     69,538    17.7%     64,756    17.5%      62,433   17.5%     51,416   16.7%
                                -----------------  ------------------  ------------------   -----------------  -----------------
        Total loans receivable    413,254  100.0%    392,518   100.0%    370,347   100.0%     357,835  100.0%    308,002  100.0%

Less:
  Loans in process                (25,944)           (22,833)            (20,528)             (20,908)           (11,393)
  Allowance for loan losses        (5,415)            (4,588)             (4,264)              (3,908)            (3,651)
  Deferred loan fees                 (933)            (1,533)             (1,592)              (1,713)            (1,570)
                                ---------          ---------           ---------            ---------          ---------
      Net loans receivable        380,962            363,564             343,963              331,306            291,388

Loans held for sale:
  single-family
  residential mortgages             3,866                138               2,350                   --                 --
                                ---------          ---------           ---------            ---------          ---------
Net loans receivable and
  loans held for sale           $ 384,828          $ 363,702           $ 346,313            $ 331,306          $ 291,388
                                =========          =========           =========            =========          =========

---------------
(1) Includes construction loans for both residential and commercial real estate properties.
(2) Consists primarily of loans secured by accounts receivable, inventory, equipment and general corporate assets.
(3) Consists primarily of home equity loans and lines of credit, home improvement, automobile and other personal loans.


CONTRACTUAL MATURITIES

     The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 2003, by categories of loans. Loans are included in the period in which they mature. Loans held for sale are not included.


                                                                           PRINCIPAL REPAYMENTS
                                                                CONTRACTUALLY DUE IN YEAR(S) ENDED JUNE 30,
                                                              -----------------------------------------------
                                                                               (In Thousands)
                                                TOTAL
                                             OUTSTANDING
                                                  AT                                                2009
                                               JUNE 30,                           2005-              AND
                                                 2003              2004            2008          THEREAFTER
                                          ----------------    -------------    -------------    -------------
Real estate loans:
  Residential                                    $101,997        $ 13,725         $ 10,611         $ 77,661
  Commercial                                      122,207          27,677           63,395           31,135
  Construction and land acquisition                57,073          30,394           16,594           10,085
Commercial business loans                          43,059          32,716            8,690            1,653
Consumer loans                                     88,918          31,472           12,480           44,966
                                          ----------------    ------------     -------------    -------------
     TOTAL LOANS RECEIVABLE                      $413,254        $135,984         $111,770         $165,500
                                          ================    ============     =============    =============

     The following table sets forth, as of June 30, 2003, the dollar amount of all loans contractually due after June 30, 2004, which have fixed interest rates and floating or adjustable rates.

                                                   CONTRACTUAL OBLIGATIONS
                                                   DUE AFTER JUNE 30, 2004
                                         --------------------------------------
                                                         FLOATING/
                                            FIXED       ADJUSTABLE
                                            RATES          RATES        TOTAL
                                         --------------------------------------
                                                      (In Thousands)
Real estate loans:
   Residential                            $ 73,463      $ 14,809      $ 88,272
   Commercial                               25,337        69,193        94,530
   Construction and land acquisition         6,882        19,797        26,679
Commercial business loans                    7,735         2,608        10,343
Consumer loans                              56,126         1,320        57,446
                                         --------------------------------------
   TOTAL LOANS                            $169,543      $107,727      $277,270
                                         ======================================

     Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments as well as the enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans substantially exceed current mortgage loan rates.

ORIGINATION, PURCHASE AND SALE OF LOANS

     Commercial, multi-family residential real estate and consumer loans are originated directly by the Bank through salaried loan officers. Salaried employees originated single-family residential real estate loans during part of fiscal 2002 but beginning in the second quarter of fiscal 2002, the Bank outsourced this function to a third party to handle the originations, processing and sale of single-family residential real estate loans. Substantially all of the residential real estate loans originated by the Bank using the third party are immediately sold and the Bank recognizes a gain or loss on the sale.

     Prior to changing its method of originating single-family residential loans in 2002, the Bank had periodically identified certain loans as held for sale at the time of origination. These loans consisted primarily of fixed-rate, single-family residential mortgage loans. See "Loans Held for Sale" within Note
- 1 of Notes to the Consolidated Financial Statements set forth at Item 8 hereof.

LOAN PRODUCTS

     The Bank offers a broad array of loan products with competitive terms and conditions to both individuals and to businesses. Prior to its charter conversion to a commercial bank, loan activity had been primarily focused on the origination of mortgage loans collateralized by single-family residential properties. However, in recent years, the Bank has substantially expanded its involvement in commercial real estate and commercial business lending as part of its strategic shift, which shift culminated in the Bank's conversion to a commercial bank in September 2001. As a result of the changing composition of the Bank's loan portfolio, loans secured by single-family properties have declined as a percentage of the total loan portfolio from 50.8% at June 30, 1999 to 24.1% at June 30, 2003. Commercial real estate and commercial business loans in the aggregate increased from 22.7% to 40.0% at the same dates, respectively. The Bank has also continued to remain an active construction and land acquisition loan originator, with such loans accounting for 13.8% of the Bank's total loan portfolio as of June 30, 2003. In order to meet the wide-ranging needs of its customers, the Bank has also marketed aggressively a variety of consumer loans, including home equity loans and lines of credit.

     Through its outsourcing partner, the Bank originates residential real estate loans secured by properties located primarily in southeastern Pennsylvania. These loans are both fixed-rate and adjustable-rate loans with amortization periods up to 30 years.

     The Bank provides a wide range of commercial lending products. These products include commercial and multi-family real estate construction, residential development and land acquisition loans and commercial business loans. Commercial real estate loans normally are secured by properties located in Chester County or the four counties contiguous to it. The majority of such loans bear adjustable interest rates with amortization terms of 20 years or less.

     Commercial business loans are generally made to small and medium sized companies located in the Bank's primary market area. While the Bank does on occasion make unsecured commercial loans, generally these loans are on a secured basis and are collateralized by accounts receivable, inventory, equipment, and/or other general corporate assets of the borrowers. Commercial business loans are originated with both fixed and adjustable rates with the adjustable interest rates generally indexed to the national prime rate. These loans typically carry terms from one to five years.

     The Bank's consumer loans are primarily loans to individuals originated through its branch network. The majority of its originations are home equity term and credit lines secured by a first or second mortgage on the primary residence of the borrower. Home equity credit lines are generally indexed to the national prime rate, while home equity term loans generally bear fixed interest rates and have terms of fifteen years or less. Home equity loans and lines of credit aggregated $78.3 million or 19.0% of the total loan portfolio at June 30, 2003.

REGULATORY REQUIREMENTS AND UNDERWRITING POLICIES

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to the parity provisions of the Pennsylvania Banking Code of 1965 ("Banking Code"), the aggregate loans that the Company may make to any borrower and its affiliates is limited to 15% of unimpaired capital for unsecured loans and 25% of capital for loans secured by readily marketable collateral. At June 30, 2003, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $9.1 million. At June 30, 2003, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $6.3 million, and is in conformity with the current loans to one borrower regulations described above.

     The Bank is currently permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a single-family residential first mortgage loan exceeds 90% of the appraised value, the Bank is required by regulation to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance must be obtained on all residential loans whose loan-to-value ratios exceed 80%. The Bank will generally lend up to 97% of the appraised value of one-to four-family owner-occupied residential dwellings when the required private mortgage insurance is obtained. The Bank generally originates loans of up to 80% of the appraised value of the properties securing its commercial real estate and commercial business loans and 80% of the appraised value upon completion or sale price, whichever is lower, for construction loans. With respect to construction loans for owner-occupied properties made in connection with the providing of the permanent financing, the Bank will lend up to 90% of the appraised value when the required private mortgage insurance is obtained.

LOAN FEE AND SERVICING INCOME

     In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments, prepayments, repayments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. At June 30, 2003, the Bank was servicing $18.0 million of loans for others, of which $6.3 million consisted of whole loans sold by the Bank to Freddie Mac.

     Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. However, in the event the related loan is sold or repaid prior to maturity, any deferred loan fees or costs remaining with respect to such loan are taken into income.

NON-PERFORMING LOANS AND REAL ESTATE OWNED

     If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. However, under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. This provision of Pennsylvania law, as well as others, may delay for several months the Bank's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform Fannie Mae/Freddie Mac lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, require notice and a right to cure similar to that provided under Pennsylvania law.

     Non-accrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Bank to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan term. Interest income is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

     If foreclosure is successful, and the Bank acquires the real estate, which is recorded as real estate owned ("REO") at the lower of carrying value or fair value less disposal cost and any write-down resulting there from is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized to the extent they do not exceed the property's fair value. No loss reserves are maintained on REO and future write-downs for costs beyond the fair value are expensed.

     For purposes of applying the measurement criteria for impaired loans, the Bank excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Bank evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At June 30, 2003, the Bank had $3.2 million in impaired loans as compared to $86 thousand at June 30, 2002 with the increase resulting primarily from a single commercial real estate loan. The Bank's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans or a portion thereof are charged off when the Bank determines that foreclosure is probable and the fair value less disposal costs of the collateral is less than the recorded investment of the impaired loan.

     The following table sets forth information regarding non-accrual loans and REO held by the Bank at the dates indicated. The Bank did not have, at any of the dates presented any (i) loans 90 days or more delinquent as to principal or interest and on which interest is being accrued or (ii) loans classified as restructured troubled debt.


                                                          AT JUNE 30,
                                      ---------------------------------------------------
                                        2003       2002       2001       2000       1999
-----------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
NON-ACCRUAL LOANS:

Residential real estate loans         $   968    $   858    $   952    $   735    $   568
Commercial and multi-family
  residential real estate loans         3,092         --         --         --         --

Construction and land loans                --         --         --         --         --
Commercial business loans                  62         --         --         --        258
Consumer loans                             65         86        220        207        107
                                      -------    -------    -------    -------    -------
Total non-accrual loans               $ 4,187    $   944    $ 1,172    $   942    $   933
                                      =======    =======    =======    =======    =======

Single commercial real estate loan      3,092         --         --         --         --
                                      -------    -------    -------    -------    -------

Total non-accrual loans less single
  commercial real estate loan         $ 1,095    $   944    $ 1,172    $   942    $   933
                                      =======    =======    =======    =======    =======
Total non-accrual loans
  to total assets                       0.72%      0.17%      0.22%      0.19%      0.21%
                                      =======    =======    =======    =======    =======
Total non-accrual loans less single
  commercial real estate loan to
  total assets                          0.19%      0.17%      0.22%      0.19%      0.21%
                                      =======    =======    =======    =======    =======
Total REO                                  --         40         --         --         --
                                      -------    -------    -------    -------    -------
Total non-accrual loans and REO to
  total assets                           .72%      0.17%      0.22%      0.19%      0.21%
                                      =======    =======    =======    =======    =======


     At June 30, 2003, non-accrual real estate loans included 12 residential mortgage loans aggregating $968,000, all secured by single-family residential properties as well as a single commercial real estate loan in the amount of $3.1 million. The Note had not been repaid in accordance with its original maturity and was repaid from proceeds of a short-term loan from the Bank. Although the loan is current in the payment of interest as it has been due and the next quarterly interest payment is backed by a letter of credit from an independent bank, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity, as the borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. If this loan is excluded from non-accrual loans, the ratio of non-accrual loans to total assets at June 30, 2003 is 0.19% as compared to 0.17% at June 30, 2002.

     The total amount of non-performing loans was $4.2 million, $944 thousand and $1.2 million at June 30, 2003, 2002, and 2001, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the respective periods, the gross amount of interest income for 2003, 2002, and 2001 that would have been recorded for these loans would have been $451 thousand, $195 thousand, and $160 thousand, respectively. Interest income on these non-performing loans included in income for 2003, 2002, and 2001 amounted to $353 thousand, $114 thousand, and $23 thousand, respectively.

ALLOWANCES FOR LOSSES ON LOANS AND CLASSIFIED LOANS

     The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business greater than $100,000, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio, delinquency trends and the volume of non-performing loans. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

     For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At June 30, 2003, the recorded investment in impaired loans was $3.2 million as compared to $86 thousand at June 30, 2002. The increase is due primarily to the aforementioned single commercial real estate loan. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

     At June 30, 2003, the Bank's allowance for loan losses was $5.4 million or 1.41% of total net loans receivable and 129% of total non-performing loans compared to $4.6 million or 1.26% of net loans receivable and 486% of total non-performing loans at June 30, 2002. Excluding the aforementioned non-accrual commercial real estate loan, the allowance for loan losses to non-performing loans was 495% at June 30, 2003. The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                                 AS OF JUNE 30,
                                            --------------------------------------------------------
                                              2003        2002        2001        2000        1999
                                            --------    --------    --------    --------    --------
                                                                 (In Thousands)
Allowance at beginning of period            $ 4,588     $ 4,264     $ 3,908     $ 3,651     $ 3,414

Loans charged off against the allowance:
  Residential real estate                        (7)       (142)        (29)         (8)        (58)
  Commercial business                            --          --          --        (131)         --
  Consumer                                      (69)        (87)        (75)        (32)       (119)
                                            -------     -------     -------     -------     -------
Total charge-offs                               (76)       (229)       (104)       (171)       (177)

Recoveries:
  Residential real estate                        --          --           4          --          --
  Commercial business                            --          --           2           2          --
  Consumer                                       24           6           9           6          24
                                            -------     -------     -------     -------     -------
Total recoveries                                 24           6          15           8          24

Net charge-offs                                 (52)       (223)        (89)       (163)       (153)

Provision for loan losses charged to
  operating expenses                            879         547         445         420         390
                                            -------     -------     -------     -------     -------
Allowance at year end                       $ 5,415     $ 4,588     $ 4,264     $ 3,908     $ 3,651
                                            =======     =======     =======     =======     =======

Ratio of net charge-offs to
  average loans outstanding                   0.01%       0.06%       0.03%       0.05%       0.05%
                                            =======     =======     =======     =======     =======
Ratio of allowance to period-end
  net loans                                   1.41%       1.26%       1.23%       1.18%       1.24%
                                            =======     =======     =======     =======     =======

     The following table presents information regarding the Bank's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio.


                                                                            AT JUNE 30,
                                  -----------------------------------------------------------------------------------------------
                                         2003               2002                2001               2000                1999
                                  -----------------  ------------------  ------------------ ------------------  -----------------
                                             % OF                % OF                % OF               % OF               % OF
                                            LOANS               LOANS               LOANS              LOANS              LOANS
                                           TO TOTAL            TO TOTAL            TO TOTAL           TO TOTAL           TO TOTAL
                                   AMOUNT   LOANS     AMOUNT    LOANS     AMOUNT    LOANS    AMOUNT    LOANS     AMOUNT   LOANS
                                  -------- --------  --------  --------  --------  -------- --------  --------  -------- --------
                                                                           (In Thousands)
Residential real estate loans     $   372    24.7%   $   402     34.1%   $   537     40.2%  $   700      46.8%  $   638    53.6%
Commercial real estate loans        2,613    29.6%     1,707     26.5%     1,547     22.4%    1,553      18.5%    1,415    14.1%
Construction and land loans           380    13.8%       279     12.3%       200     12.5%      241      11.8%      194    10.5%
Commercial business loans           1,231    10.4%     1,450      9.4%     1,267      7.4%      632       5.4%      726     3.9%
Consumer loans                        819    21.5%       750     17.7%       713     17.5%      782      17.5%      678    17.9%
                                  -----------------  ------------------  ------------------ ------------------- -----------------
Total allowance for loan losses   $ 5,415   100.0%   $ 4,588    100.0%   $ 4,264    100.0%  $ 3,908     100.0%  $ 3,651   100.0%
                                  =================  ==================  ================== =================== =================

Total allowance for loan losses
  to total non-performing loans    129.3%             486.0%              363.8%             414.9%              391.3%
                                  =======            =======             =======            =======             =======

Total allowance for loan losses
  to total non-performing loans
  less single commercial real
  estate loan                      495.0%             486.0%              363.8%             414.9%              391.3%
                                  =======            =======             =======            =======             =======

Total non-performing loans        $ 4,187            $   944             $ 1,172            $   942             $   933
                                  =======            =======             =======            =======             =======

     The Company monitors the quality of its loans on a regular basis and classifies them under a classification system that has three categories: (i) substandard, (ii) doubtful and (iii) loss. A loan may fall within more than one category and a portion of the asset may remain unclassified. The Company is required to review the classification of its loans on a regular basis. In addition, in connection with the examinations of First Financial by the FDIC and the Department, the examiners have the authority to identify problem loans and, if appropriate, classify them and/or require adjustments to the carrying value of such assets.

     Loans classified substandard are considered inadequately protected by the current net worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

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

     At June 30, 2003, the Company's classified loans, which consisted of loans classified as substandard or doubtful, totaled $15.3 million or 3.7% of total loans. Included in the loans classified substandard at June 30, 2003 were all loans 90 days past due, loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, and loans which have a well-defined weakness that may jeopardize the liquidation of the debt.

SECURITIES ACTIVITIES

     Historically, interest and dividends on securities and interest-bearing deposits have provided the Company with a significant source of revenue. At June 30, 2003, the Company's securities portfolio and interest-bearing deposits aggregated $157.1 million or 26.9% of its total assets.

     The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the statement of operations. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. At June 30, 2003, the Company had a net unrealized gain on securities available for sale, net of taxes, of $634,000. The following table sets forth the Company's securities portfolio and interest-earning deposits at carrying value at the dates indicated.


                                                                   AT JUNE 30,
                                                       ------------------------------------
                                                          2003         2002         2001
                                                       ----------   ----------   ----------
                                                              (Dollars in Thousands)
Interest-bearing deposits                                $  9,438     $ 29,163     $ 19,698
Trading account securities(1)                                  10           16           16
Investment securities held to maturity:
  U.S. Government and agency obligations                    5,890        6,376       36,681
  Municipal notes and bonds(2)                             13,793        8,215           --
  Agency-backed securities                                  1,934           --           --
  Mortgage-backed securities                                8,520       21,310          503
  Other                                                     3,253        5,279        4,190
                                                       ----------   ----------   ----------
    Total investment securities held to maturity           33,390       41,180       41,374
                                                       ----------   ----------   ----------

                                                                   AT JUNE 30,
                                                       ------------------------------------
                                                          2003         2002         2001
                                                       ----------   ----------   ----------
Investment securities available for sale:
  U.S. Government and agency obligations                    2,074        3,401       31,714
  Municipal notes and bonds(3)                             26,767       30,195       34,624
  Mortgage-backed securities                               31,672       24,696       11,814
  Equity securities                                         1,236        1,346        1,048
  Debt securities                                          26,926       18,436       15,634
  Agency and investment grade non-agency-backed
   securities(3)                                           25,545       23,319       18,516
                                                       ----------   ----------   ----------
    Total investment securities available for sale        114,220      101,393      113,350
                                                       ----------   ----------   ----------
    Total securities and interest-bearing deposits     $  157,058   $  171,752   $  174,438
                                                       ==========   ==========   ==========

(1) The trading account securities are being maintained at PCIS, which is a subsidiary of the Company.
(2) The income from municipal notes and bonds is generally non-taxable for federal and state purposes.
(3) Includes agency and investment grade non-agency-backed collateralized mortgage obligations and student loan securities.

     The investment security portfolio is a significant tool in the Company's management of its interest rate risk as well as serving as a secondary source for funding the liquidity needs of the Bank. In that regard, the Company attempts to maximize income within the portfolio while minimizing interest rate risk so that the portfolio is not subject to significant fluctuations in market value.

     Included in investment securities available for sale at June 30, 2003 are four non-rated Pennsylvania Municipal Authority bonds that have been classified as substandard. These securities were originally purchased at various times during the period from June 1998 through June 2000. The aggregate book value of the bonds, after write-downs of $1.3 million ($383 thousand and $955 thousand for the years ended June 30, 2003 and 2002, respectively), is $7.0 million. Two of the three bonds with an aggregate book value of $4.6 million at June 30, 2003 are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

     A third bond was issued by the Housing Authority of Chester County and has a book balance of $1.4 million at June 30, 2003, bears interest at a rate of 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issue. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. This bond is on non-accrual at June 30, 2003.

     The fourth bond has a book value of $1.0 million at June 30, 2003 bears interest at a rate of approximately 6.62% and matures in December 2026. This bond is secured by the revenue stream generated by an 18-hole public play golf course located in Bedford County, Pennsylvania. The wet weather experienced in the Mid-Atlantic United States has negatively affected the cash flow of the golf course and the bond is now in technical default. During the year ended June 30, 2003, this bond was written down by $383 thousand to its estimated market value less liquidation costs. This bond is on non-accrual at June 30, 2003.

     These classified investments are closely monitored and fairly stated at June 30, 2003 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur, in which case, additional adjustments to these investments may be forthcoming.

     The amortized cost and estimated fair value of investment securities at June 30, 2003, by contractual maturity, are shown below.

                                                                                  WEIGHTED
                                             AMORTIZED         ESTIMATED          AVERAGE
                                                COST           FAIR VALUE          YIELD
                                             ---------        ------------       ----------
                                                         (Dollars in Thousands)
HELD TO MATURITY
  Due in one year or less                    $     130         $     137            6.99%
  Due after one year through five years          3,689             3,855            4.77%
  Due after five years through ten years         7,031             7,148            4.14%
  Due after ten years                           16,743            17,495            6.40%
  No stated maturity                             5,797             5,797            2.25%
                                             ---------         ---------        ---------
  TOTAL HELD TO MATURITY                     $  33,390         $  34,432            4.95%
                                             ---------         ---------        ---------

AVAILABLE FOR SALE
  Due in one year or less                    $   2,023         $   2,074            3.71%
  Due after one year through five years         15,387            15,597            4.31%
  Due after five years through ten years        18,898            19,156            4.37%
  Due after ten years                           73,981            73,983            4.34%
  No stated maturity                             3,196             3,410            2.74%
                                             ---------         ---------        ---------
  TOTAL AVAILABLE FOR SALE                   $ 113,488         $ 114,220            4.31%
                                             ---------         ---------        ---------
  TOTAL INVESTMENT SECURITIES                $ 146,878         $ 148,652            4.46%
                                             =========         =========        =========

     The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

     As of June 30, 2003, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

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

DEPOSITS

     The Company obtains deposits primarily from residents of Chester County, and to a lesser extent Berks, Delaware, Lancaster and Montgomery Counties, Pennsylvania. Currently, the principal methods used by First Financial to attract deposit accounts include the offering of services and a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. Other than during times of inverse or flat yield curves, the Bank has adopted a pricing program for its certificate accounts which provides for higher rates of interest on its longer term certificates in order to encourage depositors to invest in certificates with longer maturities, thus reducing the interest rate sensitivity of the Company's deposit portfolio. First Financial also offers a tiered money market account that pays higher interest on higher balances so as to maintain a relatively stable level of core deposits even when its certificate accounts mature.

     The Bank's current deposit products include non-interest-bearing accounts, passbook/statement savings accounts, NOW checking accounts, money market deposit accounts, certificates of deposit ranging in terms from 30 days to seven years and certificates of deposit in denominations of $100,000 or more ("jumbo certificates"). Included among these deposit products are individual retirement account certificates ("IRA certificates") and Keogh accounts.

     The following table shows the balances of the Company's deposits as of the dates indicated:


                                                                    AT JUNE 30,
                                   ---------------------------------------------------------------------------------
                                             2003                       2002                       2001
                                   ------------------------     ------------------------    ------------------------
                                                                 (Dollars in Thousands)
                                                    % OF                         % OF                       % OF
                                      AMOUNT      DEPOSITS         AMOUNT      DEPOSITS       AMOUNT      DEPOSITS
                                   ------------  ----------     ------------  ----------    -----------  -----------
Non-interest-bearing accounts        $ 59,906        15.0%       $  44,890        11.6%      $  38,840         9.4%
NOW checking accounts                  61,828        15.4%          55,307        14.3%         43,467        10.5%
Passbook/statement savings
  accounts                             31,107         7.8%          31,560         8.2%         26,414         6.4%
Money market deposits accounts        101,112        25.2%          65,411        17.0%         60,430        14.6%
Certificates of deposit less than
  $100,000                             99,003        24.7%         120,810        31.3%        124,601        30.2%
Certificates of deposit with
  $100,000 minimum balance             47,630        11.9%          68,002        17.6%        119,600        28.9%
                                   -----------   ----------     -----------   ----------    -----------  -----------
    Total deposits                  $ 400,586       100.0%       $ 385,980       100.0%      $ 413,352       100.0%
                                   ===========   ==========     ===========   ==========    ===========  ===========

     The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 2003.


                                                                      BALANCES AT JUNE 30, 2003 MATURING
                                                             -------------------------------------------------------
                                                                               (In Thousands)
                                                   AT          Within          Three        Six to         After
                                                JUNE 30,        Three         to Six        Twelve         Twelve
                                                  2003         Months         Months        Months         Months
                                              ----------     ----------      ---------     ---------     ----------
Certificates of deposit with $100,000
  minimum balance                              $ 47,630        $ 9,433        $ 8,382      $ 18,559       $ 11,256
                                              ==========     ==========      =========     =========     ==========

     The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.


                                                                  YEAR ENDED JUNE 30,
                                      -----------------------------------------------------------------------------
                                                2003                     2002                       2001
                                      -----------------------  -------------------------  -------------------------
                                                                 (Dollars in Thousands)
                                                     AVERAGE                  AVERAGE                     AVERAGE
                                        AVERAGE       RATE       AVERAGE        RATE        AVERAGE        RATE
                                        BALANCE       PAID       BALANCE        PAID        BALANCE        PAID
                                      -----------  ----------  ----------- -------------  -----------  ------------
NOW Checking accounts                  $ 56,928       0.53%     $ 48,644       0.89%       $ 41,218        1.55%
Passbook/statement savings accounts      30,527       0.66%       27,524       1.16%         25,142        1.96%
Money market deposit accounts            80,707       1.72%       63,651       2.25%         54,494        4.49%
Certificates of deposit less
  than $100,000                         114,221       3.51%      119,072       4.49%        126,608        5.99%
Certificates of deposit
  with $100,000                          65,617       3.15%       88,105       4.15%        119,955        5.39%
  minimum balance

     The greater variety of deposit accounts offered by First Financial has increased its ability to retain deposits and has allowed it to be more competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities) still exists. However, these types of accounts have been and continue to be more costly than traditional accounts. In addition, First Financial is susceptible to short-term fluctuations in deposit flows, as customers have become more rate conscious and willing to move funds into higher-yielding accounts. Thus, both the ability of First Financial to attract and maintain deposits as well as its cost of funds have been, and will continue to be, affected significantly by economic conditions and the interest rate environment.

     First Financial attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its primary market area, but does not necessarily seek to match the highest rates paid by competing institutions.

     First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania and, to a much lesser degree, from governmental entities. First Financial does not advertise for deposits outside of Pennsylvania or accept brokered deposits. Management believes that at June 30, 2003, an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania.

BORROWINGS

     First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank, its investment security portfolio as well as certain residential mortgage and other loans, provided they meet certain standards established by the FHLBP. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, with differing interest rates and maturities. FHLBP advances are generally available to meet seasonal and other withdrawals of deposit accounts, to fund expansion of lending and investment activities, as well as to aid the Bank in its asset and liability management. At June 30, 2003, the Company had $94.0 million in FHLBP advances outstanding. In addition, the Company has established a line of credit with the FHLBP at June 30, 2003 in the amount of $10 million which is subject to certain conditions, including the holding of a predetermined amount of FHLBP stock as collateral. At June 30, 2003, there was no balance outstanding on the line of credit.

     The following table presents certain information regarding short-term borrowings (borrowings with a maturity of one year or less) for the periods indicated:


                                                                 YEAR ENDED JUNE 30,
                                                        -----------------------------------
                                                           2003         2002        2001
                                                        ----------   ----------  ----------
                                                               (Dollars in Thousands)
     SHORT-TERM BORROWINGS:
       Balance outstanding at end of period              $ 29,458     $ 28,750    $ 22,815
       Weighted average interest rate at end of period      0.96%        5.88%       5.96%
       Average balance outstanding                         27,610       28,606      27,911
       Maximum amount outstanding at any month-end
         during the period                                 59,244       35,250      42,448
       Weighted average interest rate during the period     2.44%        5.63%       6.14%

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

INTEREST INCOME AND INTEREST SPREAD ANALYSIS

     The following table sets forth, for the periods indicated, information regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) interest rate spread; and (5) net interest-earning assets and their net yield. Average balances are determined on a daily basis, which is representative of operations.


                                                                     YEAR ENDED JUNE 30,
                                          -------------------------------------------------------------------------------
                                                          2003                                    2002
                                          --------------------------------------  --------------------------------------
                                            AVERAGE                     YIELD/      AVERAGE                    YIELD/
                                           BALANCE(1)    INTEREST(2)    RATE(2)    BALANCE(1)    INTEREST(2)   RATE(2)
                                          ------------  ------------   ---------  ------------  ------------  ---------
                                                                                         (Dollars in Thousands)
Assets:
Loans and loans held for sale               $ 377,027    $  25,640       6.80%     $ 359,725      $  26,756     7.44%

Securities and other investments              163,758        6,814       4.16%       156,800          8,520     5.43%
                                            ---------    ---------                 ---------      ---------
Total interest-earning assets                 540,785       32,454       6.00%       516,525         35,276     6.83%
                                                         ---------                                ---------
Non-interest earning assets                    43,285                                 31,436
                                            ---------                              ---------
Total assets                                $ 584,070                              $ 547,961
                                            =========                              =========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements        $ 380,434    $   8,152       2.14%     $ 369,600      $  11,340     3.07%
  FHLB advances and other borrowings          108,426        5,740       5.30%        93,153          5,024     5.39%
                                            ---------    ---------                 ---------      ---------
Total interest-bearing liabilities            488,860       13,892       2.84%       462,753         16,364     3.54%
                                            ---------    ---------                 ---------      ---------
Non-interest-bearing liabilities               48,423                                 43,085
Stockholders' equity                           46,787                                 42,123
                                            ---------                              ---------
Total liabilities and stockholders' equity  $ 584,070                              $ 547,961
                                            =========                              =========

Net interest income/interest rate spread                 $  18,562       3.16%                    $  18,912     3.29%
                                                         =========       =====                    =========     =====

Net interest-earning assets/net yield
   on interest-earning assets                $ 51,925                    3.43%     $  53,772                    3.66%
                                             ========                    =====     =========                    =====
Ratio of average interest-earning
   assets to interest-bearing liabilities                                 111%                                   112%
                                                                          ====                                   ====



                                                      YEAR ENDED JUNE 30,
                                            ---------------------------------------
                                                             2001
                                            ---------------------------------------
                                              AVERAGE                     YIELD/
                                             BALANCE(1)     INTEREST(2)   RATE(2)
                                            ------------   ------------  ---------

Assets:
Loans and loans held for sale                $ 343,368       $  27,231     7.93%

Securities and other investments               162,723          11,141     6.85%
                                             ---------       ---------
Total interest-earning assets                  506,091          38,372     7.58%
                                                             ---------
Non-interest earning assets                     23,902
                                             ---------
Total assets                                 $ 529,993
                                             =========

Liabilities and Stockholders' Equity:
  Deposits and repurchase agreements         $ 379,057        $ 17,623     4.65%
  FHLB advances and other borrowings            76,761           4,595     5.99%
                                             ---------       ---------
Total interest-bearing liabilities             455,818          22,218     4.87%
                                             ---------       ---------
Non-interest-bearing liabilities                36,069
Stockholders' equity                            38,106
                                             ---------
Total liabilities and stockholders' equity   $ 529,993
                                             =========

Net interest income/interest rate spread                     $  16,154     2.71%
                                                             =========     =====

Net interest-earning assets/net yield
   on interest-earning assets                $  50,273                     3.19%
                                             =========                     =====
Ratio of average interest-earning
   assets to interest-bearing liabilities                                   111%
                                                                            ====

---------------------
(1) Non-accruing loans are included in the average balance.
(2) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 2003, 2002, and 2001.

 The following details the tax equivalent adjustments in the above table:


                                                            YEAR ENDED JUNE 30,
                 ------------------------------------------------------------------------------------------------------------
                               2003                                   2002                                   2001
                 ----------------------------------  -----------------------------------  -----------------------------------
                  INTEREST      TAX       ADJUSTED    INTEREST       TAX       ADJUSTED   INTEREST         TAX      ADJUSTED
                   INCOME   ADJUSTMENT     INCOME      INCOME     ADJUSTMENT    INCOME     INCOME      ADJUSTMENT    INCOME
                 ------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
Loans             $ 25,560    $  80       $ 25,640     $ 26,658     $  98       $ 26,756    $ 27,116     $  115      $ 27,231
Investments          6,155      659          6,814        7,812       708          8,520      10,214        927        11,141
                 ---------------------------------   -----------------------------------  -----------------------------------
  Total           $ 31,715    $ 739       $ 32,454     $ 34,470     $ 806       $ 35,276    $ 37,330    $ 1,042      $ 38,372
                 =================================   ===================================  ===================================

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


                                                            2003 COMPARED TO 2002                  2002 COMPARED TO 2001
                                                         INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                                   --------------------------------------   --------------------------------
                                                     VOLUME         RATE          TOTAL       VOLUME       RATE      TOTAL
                                                   ----------   ----------     ----------   ----------  ---------  ---------
                                                                               (Dollars in Thousands)
Interest income on interest-earning assets:
  Loans and loans held for sale                     $ 1,251      $ (2,367)     $ (1,116)     $ 1,102    $ (1,577)  $   (475)
  Securities and other investments                      363        (2,069)       (1,706)        (426)     (2,195)    (2,621)
                                                    -------      ---------     ---------     --------   ---------  ---------
    Total interest income                             1,614        (4,436)       (2,822)         676      (3,772)    (3,096)
                                                    -------      ---------     ---------     --------   ---------  ---------

Interest expense on interest-bearing liabilities:
  Deposits and repurchase agreements                    325        (3,515)       (3,190)        (452)     (5,831)    (6,283)
  FHLB advances and other borrowings                    804           (86)          718          919        (490)       429
                                                    -------      ---------     ---------     --------   ---------  ---------
    Total interest expense                            1,129        (3,601)       (2,472)         467      (6,321)    (5,854)
                                                    -------      ---------     ---------     --------   ---------  ---------
Net change in net interest income                   $   485      $   (835)     $   (350)     $   209    $  2,549   $  2,758
                                                    =======      =========     =========     ========   =========  =========

RATIOS

     The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances, which are representative of operations.

                                               YEAR ENDED JUNE 30,
                                         -----------------------------
                                           2003       2002      2001
                                         --------   --------  --------
Return on average assets
  (income divided by average
  total assets)                            0.90%      1.02%     0.76%
Return on average equity
  (income divided by average equity)      11.25%     13.24%    10.50%
Equity-to-assets ratio
  (average equity divided by
  average assets)                          8.01%      7.69%     7.19%
Dividend pay-out ratio                    34.13%     30.65%    36.55%

SUBSIDIARIES OF FIRST FINANCIAL

     The Bank operates (as a wholly owned subsidiary) D & S Service Corporation ("D & S Service"), which has participated in the development for sale of residential properties, in particular condominium conversions, and also the development of commercial properties in order for the Bank to expand its facilities to accommodate its growth. All of such projects have either been located in or within close proximity to the Bank's primary market area. D & S Service operates two wholly owned subsidiaries: Wildman Projects and D & F Projects, Inc. As of June 30, 2003, the Bank had invested $1.9 million in D & S Service and its wholly owned subsidiaries.

                                   REGULATION

     Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company, the Bank and PCIS in effect as of the date of this Form 10-K. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE COMPANY

GENERAL

     The Holding Company, as a bank holding company as a result of the conversion effective September 1, 2001 of the Bank from a Pennsylvania chartered thrift to a Pennsylvania-chartered commercial bank, is subject to regulation and supervision by the Federal Reserve Board. Under the Bank Holding Company Act ("BHCA"), a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003 and is effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. The Company adopted the provisions of FIN 46 with no material impact on its financial condition or results of operations, earnings per share or cash flows. For information regarding an ongoing evaluation of the effects of FIN 46 on the treatment of capital securities issued by consolidated subsidiary trusts for regulatory purposes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

     As of June 30, 2003, the Company's capital ratios exceeded applicable requirements. See Note 12 to the Consolidated Financial Statements included in
Item 8 hereof.

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

FINANCIAL MODERNIZATION

     On November 12, 1999, the Gramm-Leach-Bliley Act, which permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

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

REGULATION OF PCIS

GENERAL

     In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions in the Unites States. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs, which are subject to oversight by the Commission, adopt rules (which are subject to approval by the Commission) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While PCIS is not a member of the New York Stock Exchange (the "NYSE"), PCIS' business is impacted by the NYSE rules.

     PCIS is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act'), signed into law on October 26, 2001. (See "Recent Legislation") The USA Patriot Act requires financial institutions to adopt and implement policies and procedures designed to prevent and defeat money laundering. PCIS believes it is in compliance with the USA Patriot Act.

     Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. PCIS is registered as a broker-dealer with the Commission and in all 50 states and in the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including the NASD.

     As a result of federal and state registration and SRO memberships, PCIS is subject to overlapping schemes of regulation that cover all aspects of its securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

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

NET CAPITAL REQUIREMENTS

     As a broker-dealer registered with the SEC and as a member firm of the NASD, PCIS is subject to the capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital that PCIS is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

     As of June 30, 2003, PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $1.5 million or $1.3 million in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to
1. At June 30, 2003, PCIS' net capital ratio was .16 to 1.

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

     PCIS is a member of the Securities Investor Protection Corporation ("SIPC"), which is a non-profit corporation that was created by the United States Congress under the Securities Protection Act of 1970. SIPC protects customers of member broker-dealers against losses caused by the financial failure of the broker-dealer but not against a change in the market value of securities in customers' accounts at the broker-dealer. In the event of the inability of a member broker-dealer to satisfy the claims of its customers in the event of its failure, the SIPC's funds are available to satisfy the remaining claims up to maximum of $500,000 per customer, including up to $100,000 on claims for cash. In addition, PCIS' clearing broker carries private insurance that provides similar coverage up to $25 million per customer.

REGULATION OF THE BANK

GENERAL

     As a Pennsylvania-chartered commercial bank, the Bank is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, certain requirements established by the Federal Reserve Board and by the Pennsylvania Department of Banking. The federal laws and regulations which are applicable to state-chartered banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. Prior to the Bank's conversion from a state-chartered savings association to a commercial bank, it was subject also to regulation and examination by the Office of Thrift Supervision.

CAPITAL REQUIREMENTS

     The Bank is subject to regulatory capital requirements of the FDIC, which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to bank holding companies such as the Holding Company, as discussed above. At June 30, 2003, the Bank's regulatory capital substantially exceeded applicable requirement. See Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

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

     At June 30, 2003, the Bank's capital levels qualified it as a "well capitalized" institution under applicable laws and regulations.

FDIC INSURANCE PREMIUMS

     The Bank is a member of the Savings Association Insurance Fund ("SAIF") administered by the FDIC rather than the Bank Insurance Fund ("BIF") since it was formerly a savings association.

     As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Effective January 1, 1997, the assessment schedule for both BIF and SAIF ranges from 0 basis points (subject to a $2,000 annual minimum) to 27 basis points of the balance of insured deposits. In addition, both BIF-insured institutions and SAIF-insured institutions are assessed amounts in order for a federally chartered Financing Corporation to make payments on it bonds. These assessments will continue until the Financing Corporation bonds mature in 2019.

BROKERED DEPOSITS

     The Federal Deposit Insurance Act ("FDIA") restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (s) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. At June 30, 2003, the Bank did not have any brokered deposits.

COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS

     In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act ("CRA"). In order to better direct and monitor the Bank's CRA efforts, a committee of the Board of Directors specific to Community Reinvestment was formed during the current fiscal year.

     The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." In last CRA rating of the Bank dated August 26, 2002, the Bank was rated "Satisfactory".

LIMITATIONS ON DIVIDENDS

     The Holding Company is a legal entity separate and distinct from its banking and other subsidiaries. The Holding Company's principal source of revenue consists of dividends from its subsidiaries, including the Bank.

MISCELLANEOUS

     Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 2003, the Bank's advances from the FHLBP amounted to $94.0 million.

     As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 2003, the Bank had $5.8 million in FHLB stock, which was in compliance with this requirement.

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

     (d) Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks.

     (e) Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of a disclosure control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     On June 5, 2003, the Commission issued final rulings regarding (i) internal controls over financial reporting and (ii) the certifications made by Chief Executive Officers and Chief Financial Officers under Sections 302 and 906 of the Act. The new rule implements Section 404 of the Act, which requires public companies to include in their annual reports on Form 10-K or 10-KSB, a report of management on the company's internal controls over financial reporting. This report must contain, at a minimum, (i) a statement that it is management's responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting and (ii) an assessment, as of the end of the Company's most recent fiscal year, of the effectiveness of the Company's internal control structure and procedures for financial reporting.
Section 404 also requires every RPAF to attest to, and report on, the assessment made by management. The provisions of the final rule are effective for public companies filing their Form 10-K for fiscal years ending on or after June 15, 2004.

NASD RULE - SHAREHOLDER APPROVAL OF EQUITY COMPENSATION PLANS

     On June 30, 2003, the Commission approved changes to rules proposed by the NASD, requiring shareholder approval when adopting any stock option plan, purchase plan or other equity compensation agreement or when making a material amendment to any such plan. While the new rules are effective immediately, most currently existing plans are grandfathered, unless a material amendment is made to these plans. Generally, a material amendment is any:

          o Material increase in the number of shares available under the plan;
          o Material increase in benefits to participants, including amendments to allow option repricing;
          o  Material expansion of the class of participants;
          o  Expansion of the types of awards under the plan; or
          o  Material extensions of the terms of the plan.

     Certain exceptions will continue to be permitted including options granted as a material inducement to the hiring of a new employee.

                                    TAXATION

     The Company and its subsidiaries are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and its subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

     The Company and the Bank are also subject to various forms of state taxation under the laws of Pennsylvania.

ITEM 2. PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

     At June 30, 2003, the Bank conducted its business from its main office in Downingtown, Pennsylvania, which is also a branch office, and nine other full-service branch offices. PCIS conducts its business from two offices.

     The following table sets forth certain information with respect to the offices of the Company as of June 30, 2003:

                                                                              NET BOOK VALUE OF
                                                                LEASE       PROPERTY AND LEASEHOLD
                                             OWNED OR         EXPIRATION       IMPROVEMENTS AT
                                              LEASED             DATE           JUNE 30, 2003          DEPOSITS
                                           -----------------------------------------------------------------------
                                                                             (Dollars in thousands)
FIRST FINANCIAL BANK:
MAIN OFFICE
  100 E. Lancaster Avenue
  Downingtown, PA  19335                       Own                --              $  5,130             $ 90,357
BRANCH OFFICES:
Exton-Lionville
-------------------------------------
  601 N. Pottstown Pike
  Exton, PA  19341                             Own                --                   328               70,911
Frazer-Malvern
-------------------------------------
  200 W. Lancaster Avenue
  Frazer, PA  19355                            Own                --                 1,140               42,788
Thorndale
-------------------------------------
  3909 Lincoln Highway
  Downingtown, PA  19335                       Lease           09/30/05                 36               47,152
Westtown
-------------------------------------
  1197 Wilmington Pike
  West Chester, PA  19382                      Lease           11/30/05                 94               61,962
Airport Village
-------------------------------------
  102 Airport Road                             Own Bldg.
  Coatesville, PA  19320                       Lease Land      11/30/04                254               25,210
Brandywine Square
-------------------------------------
  82 Quarry Road
  Downingtown, PA  19335                       Lease           08/14/11                 63               28,326
Devon
-------------------------------------
  414 Lancaster Avenue
  Devon, PA  19333                             Own                --                 1,276               17,651
Kennett Square
-------------------------------------
  838 E. Baltimore Pike
  Kennett Square, PA  19348                    Lease           01/31/12                590               14,443
Eagle
-------------------------------------
  300 Simpson Drive
  Chester Springs, PA 19425                    Lease           04/30/18                 34                1,786
                                                                            --------------          -----------
Total                                                                             $  8,945            $ 400,586
                                                                            ==============          ===========

PCIS
Philadelphia
-------------------------------------
One Liberty Place, Suite 3050
1650 Market Street
Philadelphia, PA  19103                        Lease           05/31/04                 --                   --
Wayne
-------------------------------------
485 Devon Park Drive, Suite 109
Wayne, PA  19087                               Lease           11/30/07                 --                   --

     In addition, the Company currently owns four developed properties adjacent to its main office. One of these properties is used as the Bank's data center and approximately 25% of another property is rented to a third party. The remaining two properties are currently being leased to other users and may be used for future banking facilities. The net book value of four properties at June 30, 2003 was approximately $857 thousand.

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

     In December 2001, the Bank entered into a 15-year lease agreement for the Bank's Eagle office.

     In December 1997, PCIS entered into a five-year lease agreement for PCIS's Wayne office. The lease has been extended to 2007.

     In June 1999, PCIS entered into a five-year lease agreement for PCIS's Philadelphia office.

     First Financial operates and participates in the STAR (formerly MAC(R)), Money Access Service shared Automated Teller Machine ("ATM") network system. In addition, First Financial operates ten office ATMs under the STAR(R) system and one remote ATM location.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, the Bank and two employees (together "the parties") have been sued in the Court of Common Pleas in Philadelphia, County by a former employee to recover damages for wrongful termination of his employment. The Company denies any wrongdoing and intends to aggressively defend its actions. The matter has been referred to the Company's insurance carrier, who has engaged counsel to defend its actions. The policy carries a $100,000 deductible, which includes cost of defense. The $100,000 was expensed as of June 30, 2003. The Company believes it will be successful in its defense; however, in the event the parties are unsuccessful in their defense, the Company does not believe the lawsuit would have a material adverse effect on the financial condition of the Company as insurance coverage was and is in place.

     The Company is involved in other routine, non-material legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of September 2, 2003, the Holding Company's Common Stock was held by approximately 1,548 shareholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Any broker or any NASD member can be contacted for the latest quotations of the Holding Company's Common Stock. The Holding Company's NASDAQ Stock Market symbol is "CVAL". The transfer agent for the stock is American Stock Transfer and Trust Company, New York, New York. During fiscal 2003, 2002 and 2001 the Holding Company paid aggregate annual dividends of $0.40, $0.38 and $0.32 respectively, adjusted for stock dividends and stock splits during those periods.

     The following table sets forth the high and low closing prices for the periods described. For comparability purposes, the closing prices shown below have been adjusted to reflect the 5% stock dividends paid in fiscal 2003 and 2002.

     FISCAL 2003                             LOW                   HIGH
     ---------------------------------------------------------------------------
              FIRST QUARTER                 $14.33                $16.51
              SECOND QUARTER                 16.67                 22.82
              THIRD QUARTER                  19.96                 22.75
              FOURTH QUARTER                 19.26                 25.68
     FISCAL 2002                             LOW                   HIGH
     ---------------------------------------------------------------------------
              First Quarter                 $12.38                $14.06
              Second Quarter                 12.62                 14.29
              Third Quarter                  13.57                 15.23
              Fourth Quarter                 14.57                 15.34

ITEM 6. SELECTED FINANCIAL DATA


                                                           AT OR FOR THE YEAR ENDED JUNE 30,
                                     ------------------------------------------------------------------------------
                                         2003            2002             2001            2000            1999
                                     ------------------------------------------------------------------------------
                                                     (Dollars in Thousands Except per Share Data)
SELECTED FINANCIAL CONDITION DATA
Total assets                           $584,528        $566,032         $544,705        $507,150        $451,158
Net loans receivable(1)                 384,828         363,702          346,313         331,306         291,388
Investment securities                   147,620         142,589          154,740         145,127         126,622
Deposits                                400,586         385,980          413,352         378,478         359,514
Borrowings(2)                           131,407         130,703           82,906          87,151          51,028
Stockholders' equity                     49,571          44,171           40,098          35,502          33,853
Book value per common share(3)            10.85            9.78             8.81            7.85            7.52

SELECTED OPERATIONS DATA
                                     -----------      ----------       ----------      ----------      ------------
Interest income                         $31,715         $34,470          $37,330         $33,837         $29,385
Interest expense                         13,892          16,364           22,218          18,975          15,682
                                     -----------      ----------       ----------      ----------      ------------
Net interest income                      17,823          18,106           15,112          14,862          13,703
Provision for loan losses                   879             547              445             420             390
Non-interest income                       7,574           5,348            5,930           5,536           5,197
Non-interest expense                     17,629          15,977           16,030          14,164          12,730
Net income                                5,262           5,575            4,003           4,557           4,213
Basic earnings per share                   1.16            1.23             0.88            1.01            0.94
Diluted earnings per share                 1.12            1.22             0.87            1.00            0.93
Dividends per share(3)                      .40             .38              .32             .30             .26
                                     -----------      ----------       ----------      ----------      ------------

(1)  Includes loans held for sale
(2) Includes Federal Home Loan Bank advances, Securities sold under agreements to repurchase and trust preferred securities.
(3) Adjusted to reflect 5% stock dividends paid in September 2002, 2001, 2000, 1999, and 1998, and the three-for-two stock split effected in the form of a dividend in December 1998.

                                                             AT OR FOR THE YEAR ENDED JUNE 30,
                                         --------------------------------------------------------------------------
                                            2003           2002            2001            2000            1999
                                         -----------    ------------    ------------    ------------    -----------
OTHER SELECTED DATA

Average interest rate spread                3.16%          3.29%           2.71%           2.95%           3.03%
Net yield on average
  interest-earning assets                   3.43%          3.66%           3.19%           3.49%           3.64%
Ratio of non-performing loans and
  REO to total assets at end of
  Period                                     .72%           .17%            .22%            .19%            .21%
Number of full-service bank offices
  At end of period                             10              9               8               8               8


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Company, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Bank to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other than temporary impairments of investment securities, pension and post-retirement benefits, the stock option plan, recourse liabilities and income taxes. The Company bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, income taxes, and other than temporary impairment of investment securities. Each estimate is discussed below. The financial impact of each estimate is discussed in the applicable subsections of "Management's Discussion and Analysis of Financial Condition and Operations."

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably estimable based upon an evaluation of the loan portfolio as of the date of the balance sheet. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business loans greater than $100,000, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio as well as delinquency trends, the volume of non-performing loans, the volume of classified and watch-list loans and trends in concentration of loans to single borrowers. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

     For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At June 30, 2003, the recorded investment in impaired loans was $3.2 million as compared to $86 thousand at June 30, 2002. The increase is due primarily to the aforementioned single commercial real estate loan. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value less estimated disposition costs of the collateral is less than the recorded investment of the impaired loan.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax base, as well as tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Based on management's evaluation of the likelihood of realization, no valuation allowance has been established. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

     In 2003, the Company's assets increased by $18.5 million, or 3.27% from $566.0 million at June 30, 2002 to $584.5 million at June 30, 2003 resulting mainly from the $21.1 million growth in the loan portfolio. Such loan growth was funded primarily with a growth in core deposits.

     EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to expand its higher yielding portfolios of commercial real estate and commercial business loans. This strategy is reflected in the shifting composition of the Company's loan portfolio. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised 53.8% of its total loan portfolio at June 20, 2003 compared to 45.0% at June 30, 2002. Single-family and multi-family residential loans comprised 25.0% of the Company's loan portfolio at June 30, 2003 as compared to 34.1% at June 30, 2002.

     MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of loans to its market area. The Company's non-accrual loans increased by $3.2 million to $4.2 million at June 30, 2003, with the increase largely attributed to a single commercial real estate loan in the amount of $3.1 million. Although the loan is current in the payment of interest as it has been due and the next quarterly payment is backed by a letter of credit from an independent bank, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity, the borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the completed control of the borrower. Excluding this loan, the Company's ratio of non-performing assets to total assets at June 30, 2003 was 0.19% and its allowance for loan losses to non-performing loans was 495.0%, while at June 30, 2002 the percentages were 0.17% and 486.0%, respectively.

     STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $147.6 million at June 30, 2003 compared to $142.6 million at June 30, 2002.

     EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing deposits, which exclude time deposits, totaled $254.0 million or 63.4% of the Company's total deposits at June 30, 2003, as compared to $197.2 million at June 30, 2002, a $56.8 million or 28.8% increase. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2004 will continue to be on increasing commercial and consumer core deposits and relying less on certificates of deposits, both consumer and municipal. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ITEMS

The following table presents, at June 30, 2003, the Company's significant fixed and determinable contractual obligations by payment date. Such amounts do not include any unamortized premium, discounts or other similar carrying value adjustments. For additional discussion, see notes to consolidated financial statements.


                                                                        Payments Due In
                                   -----------------------------------------------------------------------------------------
                                                                     Over two      Over three
                                      One year       Over one to     years to       years to        Over four
 (In Thousands)                       or less         two years     three years    four years         years          Total
----------------------------------------------------------------------------------------------------------------------------
Core deposits                        $ 194,047        $     --       $    --        $     --        $     --       $ 194,047
Certificates of deposit                101,810          22,310         6,511           5,035          10,967         146,633
FHLBP advances                           2,100           3,000         1,550           4,536          82,487          93,673
Repurchase agreements                   27,358              --            --              --              --          27,358
Trust preferred securities                  --              --            --              --          10,000          10,000
Operating leases                           744             640           548             449           2,646           5,027

The Company also entered into forward starting interest rate swap agreements whereby the Company is required at a future date to make periodic variable rate payments; indexed to the three month LIBOR rate, to the swap counterparty while receiving fixed rate payments based upon a notional amount of $20 million. Derivative contracts are carried at fair value on the consolidated balance sheet. See notes to consolidated financial statements.

A schedule of significant commitments at June 30, 2003 follows:

                                                               Contract or
                                                                Amount at
                                                              June 30, 2003
             --------------------------------------------------------------
               Commitments to originate loans                    $  6,500
               Undisbursed loans in process - construction         25,900
               Undisbursed lines of credit                         50,900
               Commercial letters of credit                         3,200
                                                                -----------
                  Total                                          $ 86,500
                                                                ===========

ASSET/LIABILITY MANAGEMENT

     The primary asset/liability management goal of the Company is to manage and control the interest rate risk of the bank subsidiary, thereby reducing its exposure to fluctuations in interest rates, and achieving sustainable growth in net interest income over the long term. Other objectives of asset/liability management include: (1) ensuring adequate liquidity and funding, (2) maintaining a strong capital base and (3) maximizing net interest income opportunities.

     In general, interest rate risk is mitigated by closely matching the maturities or re-pricing periods of interest-sensitive assets and liabilities to ensure a favorable interest rate spread. Management regularly reviews the Bank's interest-rate sensitivity, and uses a variety of strategies as needed to adjust that sensitivity within acceptable tolerance ranges established by the Board of Directors. Changing the relative proportions of fixed-rate and adjustable-rate assets and liabilities is one of the primary strategies utilized by the Company to accomplish this objective.

     Additionally, the Company may from time to time utilize off-balance sheet instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At June 30, 2003, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into a $20 million notional amount interest rate swap to hedge certain of its' higher rate FHLBP Advances. The swap had the effect of converting the higher fixed rate Advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped; if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-sensitivity gap. An interest-sensitivity gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities re-pricing within a defined period and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets re-pricing within a defined period.

     To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual re-pricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that a portion of money market, NOW accounts and savings deposits are partially sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder spread over a five-year period. Deposit products with interest rates based on a particular index, if any, are classified according to the specific re-pricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

     Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table that follows does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually re-price within the same period may not, in fact, re-price at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Asset/liability management is a dynamic process that is actively monitored and managed and thus variations can occur as the Company adjusts the interest-sensitivity position for the Bank throughout the year.



                                             INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 2003 FOR THE BANK
                                                                 (Dollars in thousands)


                                                       More Than   More Than    More Than
                                                         Three        Six        One Year     More Than
                                             Three       Months      Months      Through     Three Years
                                            Months      Through      Through      Three       Through      More Than
                                            or Less    Six Months   One Year      Years      Five Years    Five Years      Total
                                          ----------  ------------ ----------  -----------  ------------  ------------  ----------

INTEREST-EARNING ASSETS
  Loans  (1)
         Real estate (2)                   $ 87,453      $ 25,193   $ 40,882     $ 61,121      $ 29,303      $ 14,315    $258,267
         Commercial                          31,882         1,374      2,377        5,695         1,732            --      43,060
         Consumer                            40,062         4,482      7,021       14,999         8,063        14,291      88,918
  Securities and interest-bearing
    deposits                                 43,682        11,998     12,041       33,901         7,053        44,780     153,455
                                          ----------  ------------ ----------  -----------  ------------  ------------  ----------
    TOTAL INTEREST-EARNING ASSETS          $203,079      $ 43,047   $ 62,321     $115,716      $ 46,151      $ 73,386    $543,700
                                          ----------  ------------ ----------  -----------  ------------  ------------  ----------

INTEREST-BEARING LIABILITIES
  Savings accounts                         $  1,507      $  1,508   $  3,020     $ 12,140      $ 12,932      $     --    $ 31,107
  NOW accounts                                1,517         1,518      3,041       12,221        12,317        31,214      61,828
  Money market accounts                      86,189           768      1,540        6,204         6,277            --     100,978
  Certificate accounts                       41,320        22,870     38,317       28,822         9,537         5,767     146,633
  Borrowings(3)                              48,309         1,654        517        6,740         5,055        58,756     121,031
                                          ----------  ------------ ----------  -----------  ------------  ------------  ----------
    TOTAL INTEREST-BEARING LIABILITIES     $178,842      $ 28,318   $ 46,435     $ 66,127      $ 46,118      $ 95,737    $461,577
                                          ----------  ------------ ----------  -----------  ------------  ------------  ----------
Cumulative excess of interest-earning
  assets to interest-bearing liabilities   $ 24,237      $ 38,966   $ 54,852     $104,441      $104,474      $ 82,123    $ 82,123
                                           ==========   ========== ==========  ===========  ============  ============  ==========
Cumulative ratio of interest
  rate-sensitive assets to interest
  rate-sensitive liabilities                 113.6%        118.8%     121.6%       132.7%        128.6%        117.8%      117.8%
                                           ==========   ========== ==========  ===========  ============  ============  ==========
CUMULATIVE DIFFERENCE AS A PERCENTAGE
  OF TOTAL ASSETS                              4.2%          6.7%       9.4%        18.0%         18.0%         14.1%       14.1%
                                           ==========   ========== ==========  ===========  ============  ============  ==========


(1) Net of loans in process.
(2) Includes commercial mortgage loan.
(3) Reflects the impact of $20 million notional amount interest rate swap.

See Management's Discussion and Analysis of Financial Condition and Operations for Rate Shock Analysis.

OPERATING RESULTS

INTEREST INCOME (TAXABLE-EQUIVALENT BASIS) - See table reconciliation on page 18.

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

     Total interest income decreased $2.8 million to $32.5 million from $35.3 million for the years ended June 30, 2003 and 2002, respectively. The reduction was attributed largely to a decline on the yield on both loans and investments. A year over year comparison for the twelve months ended June 30, 2003 and 2002 shows a decline in the yield on loans of 0.64% (7.44% to 6.80%) and a decline in the yield on investments of 1.27% (5.43% to 4.16%). These declines are in-line with the general movement in market interest rates. The impact of the aforementioned decline in yields was partially offset by increases in average outstanding loan and investment balances of $17.3 million and $7.0 million, respectively. Total interest income decreased to $35.3 million during fiscal 2002, a $3.1 million or 8.1% decrease over the prior fiscal year. This was due to a $3.8 million decrease in interest income because of lower average rates during the period which was offset, in part, by a $10.3 million increase in the average balance of interest-earning assets which contributed $676 thousand of additional interest income. The weighted average yield on average interest-earning assets was 6.00%, 6.83% and 7.58% for fiscal 2003, 2002 and 2001, respectively, reflecting the decline in general market rates of interest throughout the periods.

INTEREST EXPENSE

     Total interest expense decreased $2.5 million to $13.9 million from $16.4 million for the years ended June 30, 2003 and 2002, respectively. The primary reason for the decline is due to a 0.97% reduction in the cost of interest-bearing deposits due to both the general decline in market interest rates as well as the Bank's focused effort to shift the deposit mix from higher costing certificates of deposit to lower costing core deposits (demand deposits, savings and money market accounts). This reduction was partially offset by an increase in average outstanding interest-bearing deposit balances as well as average outstanding borrowing balances. Total interest expense decreased to $16.4 million during fiscal 2002, a $5.9 million or 26.3% decrease over fiscal 2001. The decrease in interest expense was primarily due to a significant decrease in rates resulting in a $6.3 million decrease in interest expense, which was offset, in part, by an increase in average balances for deposits and borrowings resulting in an increase in interest expense of $500 thousand. The average rate paid on deposits and repurchase agreements decreased to 3.07% for fiscal 2002 from 4.65% for the previous fiscal year while the average rate paid on borrowings decreased 0.60% to 5.39% for fiscal 2002.

NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a fully tax equivalent basis, declined by $350 thousand due principally to the fact that the Bank had more assets re-price during the year as compared to the re-pricing of interest-bearing liabilities. The yield on interest-earning assets declined by 0.83%, from 6.83% to 6.00% from fiscal 2002 as compared to fiscal 2003. During the same period, the cost of interest-bearing liabilities declined by 0.70%, from 3.54% to 2.84%. Net interest income, on a fully tax equivalent basis, increased 17.1%, or $2.8 million to $18.9 million in fiscal 2002 from $16.1 million in fiscal 2001. The net interest margin, on a fully tax equivalent basis, was 3.66% for the year ended June 30, 2002, compared to 3.19% in fiscal 2001.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $879 thousand, $547 thousand and $445 thousand, during fiscal 2003, 2002 and 2001, respectively. These additions to the allowance for loan losses are due to the Company's continued focus on building a larger portfolio of commercial and industrial loans, which typically carry a greater risk of loss than the Company's traditional loan portfolios, such as mortgages and real estate loans. This change in the character of the loan portfolio, the current depressed economic conditions and management's assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to an appropriate level. At June 30, 2003, the allowance for loan losses totaled $5.4 million or 1.42% of net loans compared to $4.6 million or 1.26% of net loans at June 30, 2002.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which management believes covers all known and inherent losses in the loan portfolio. In establishing the provision, management considers among other things, the portfolio mix, delinquency trends, volume of non-performing loans, volume of classified loans and historical loss experience of the portfolio as well as current economic conditions, and other relevant factors. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if the circumstances differ substantially from the assumptions used in determining the level of the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

NON-INTEREST INCOME

     Total non-interest income increased by $2.2 million or 41.6% to $7.6 million for the year ended June 30, 2003 compared to the prior fiscal year. The primary reason for the increase was due to an increase in deposit service fees of $944 thousand, as the Bank continued, during fiscal year 2003, to increase its core deposit base, which deposits are traditionally more fee oriented as compared to certificates of deposit and an increase in gains realized upon the sale of securities available for sale of $576 thousand. Also contributing to the increase was a reduction of $572 thousand in investment security impairment write-downs to $383 thousand compared to $955 thousand in the prior year. During the year, the Bank recorded a $383 thousand loss on an other than temporary impairment write-down of a revenue bond backed by the revenue stream of a public play golf course in Bedford County, Pennsylvania. This compares to the $955 thousand in the prior year detailed below. Total non-interest income decreased $582 thousand or 9.8% to $5.3 million for the year ended June 30, 2002, compared to the prior fiscal year. The principal reason for this decrease was a $500 thousand impairment loss on a low-income housing revenue bond and a $455 thousand impairment loss on a revenue bond involving a building and related property that are leased to various agencies of the Commonwealth of Pennsylvania. These losses totaling $955 thousand were offset by the following: investment services income increased $52 thousand or 1.4% to $3.8 million; service charges and fees increased $188 thousand or 10.9% because of increased activity; gains on the sale of loans increased $18 thousand; gains on available for sale securities increased $65 thousand; and other income increased $19 thousand. These security gains were offset by a decrease in gains on trading account securities of $260 thousand.

OPERATING EXPENSES

     Total operating expenses increased by $1.6 million or 10.3% to $17.6 million for the year ended June 30, 2003 as compared to $16.0 million for the fiscal year 2002. Salaries and employee benefits increased $781 thousand or 8.6% to $9.9 million from $9.1 million for the year ended June 30, 2003 compared to the prior year ended June 30, 2002. In addition to normal salary increases, the increase is due largely to having a full years salary for the Kennett Square branch opened in February 2002 as well as salaries for the Eagle branch opened in fiscal 2003. Additionally, management infrastructure was added to further accommodate the shift to a commercial bank. Occupancy and equipment increased $330 thousand or 13.4% from fiscal 2002 to 2003 due primarily to the aforementioned branch expansions. Other operating expenses increased by $603 thousand or 19.5% from $3.1 million for the year ended June 30, 2002 as compared to $3.7 million for the year ended June 30, 2003. The increase is due largely to increased legal costs of $237 thousand resulting from the lawsuit instituted by a former employee (See Legal Matters - Page 29), increased State of Pennsylvania shares tax due to the increased net worth of the Bank as well as an increased period of assessment due to the timing of the commercial bank conversion, increased audit and tax fees resultant from additional outsourced internal audit functions and increased insurance costs in line with that experienced within the insurance industry. Total operating expenses decreased $53 thousand or 0.3% to $16.0 million for the year ended June 30, 2002 compared to fiscal 2001. The decrease in operating expenses over the prior fiscal year was primarily due to a decrease of $375 thousand or 69.2% in advertising expenses relating to print advertising because the Company moved to a more cost effective, proactive direct sales approach. Other expenses decreased by $388 thousand or 11.2% due to decreases in consulting, printing, donations, supplies and other expenses. These decreases were offset in part by an increase of $544 thousand or 6.3% in salaries and employee benefits resulting from normal salary adjustments effective July 1, 2001, additional officer level staff, bonuses and the general increase in employee benefit costs. Also, occupancy and equipment expense increased $164 thousand or 12.3% resulting from the expansion of the Company's corporate headquarters and the addition of a new branch office in Kennett Square.

INCOME TAXES

     Income tax expense for the year ended June 30, 2003 was $1.6 million, an effective tax rate of 23.6% as compared to an effective tax rate of 19.6% for fiscal year 2002. The increase in the effective tax rate was the result of a lower portion of the Company's pre-tax income being comprised of tax-free interest income. Pre-tax income was comparable from fiscal 2003 to fiscal 2002. The Company incurred income tax expense of $1.36 million during fiscal 2002. The primary reason for the increase in income tax expense in fiscal 2002 compared to fiscal 2001 of $564,000 was due to higher pre-tax income and a lower portion of the Company's pre-tax income being comprised of tax-free interest income.

CAPITAL RESOURCES

     Total assets at June 30, 2003 aggregated $584.5 million as compared to $566.0 million at June 30, 2002, a 3.3% increase year on year. The increase is due principally to a $21.1 million increase in outstanding loans receivable (including loans held for sale), a $5.0 million increase in investment securities and a $5.5 million increase in other assets resulting primarily from the purchase of the BOLI. These increases were offset by a $13.6 million reduction in cash and cash equivalents as funds were deployed in higher earning assets. Total liabilities increased $13.1 million from June 30, 2002 to June 30, 2003 driven primarily from deposit growth of $14.6 million; primarily in the lower costing core deposits. Additionally, securities sold under repurchase agreements ("repurchase agreements") increased $9.1 million as more commercial customers took advantage of this relatively new product. The deposit and repurchase agreement increases were partially offset by a reduction in FHLBP Advances of $8.4 million. The Company's assets totaled $566.0 million at June 30, 2002, as compared with $544.7 million as of June 30, 2001, principally due to a $19.6 million increase in loans receivable, net to $363.6 million from $344.0 million at June 30, 2001 combined with a $15.5 million increase in cash and cash equivalents from $23.9 million at June 30, 2001 to $39.4 million at June 30, 2002. These increases were partially offset by a $12.2 million decrease in investment securities from $154.7 million at June 30, 2001 to $142.5 million at June 30, 2002. Liabilities increased $17.3 million. Borrowings increased $38.0 million from $82.7 at June 30, 2001 to $120.7 million at June 30, 2002 and the Company issued $10.0 million of Trust Preferred Securities. These increases were used to replace deposits as a funding source by $27.3 million as deposits decreased from $413.3 million at June 30, 2001 to $386.0 million at June 30, 2002 as well as to fund the increase in assets noted above. The decline in deposits primarily resulted from decreases in higher rate municipal deposits in connection with the implementation of the Company's business plan.

     Stockholders' equity increased $5.4 million at June 30, 2003 to $49.6 million from $44.2 million at June 30, 2002. The increase is due primarily to net income for the year ended June 30, 2003 of $5.3 million, the issuance of common stock aggregating $1.1 million and changes in the unrealized gain (loss) of securities available for sale of $1.3 million. These increases were offset by the payment of cash dividends totaling $1.8 million and the repurchase of common stock totaling $452 thousand. Stockholders' equity increased $4.1 million to $44.17 million at June 30, 2002, from $40.10 million at June 30, 2001, as a result of net income earned of $5.58 million during fiscal 2002, and proceeds totaling $162,000 from the issuance of common stock upon the exercise of stock options. The increase in stockholders' equity also reflected the effect of a decrease in the net unrealized loss on the value of securities available for sale of $714,000. The net unrealized loss of $1.36 million at June 30, 2001 declined to a net unrealized loss of $649,000 at June 30, 2002. The increases in equity were offset in part by the payment of cash dividends of $1.71 million as well as the cost of repurchasing shares of our common stock totaling of $664,000 and the payment of cash in lieu of fractional shares in connection with the 5% stock dividend paid during fiscal 2002.

     The accounting treatment of capital securities issued by subsidiary trusts of Bank holding companies is currently under review with respect to FIN 46. The capital securities are currently included in the Tier 1 capital of the Company and, at June 30, 2003, amounted to 1.75% of its Tier 1 capital. Depending on the accounting resolution, capital securities issued by certain subsidiary trusts may no longer qualify for Tier 1 capital treatment, but instead may qualify for Tier 2 capital treatment. Capital securities, which were outstanding prior to the effectiveness of FIN 46 may or may not be grandfathered by the Federal Reserve Board for treatment as Tier 1 capital for regulatory purposes. On July 2, 2003, the Federal Reserve Board issued a Supervision and Regulation Letter requiring that bank holding companies continue to follow the current instructions for reporting capital securities in their regulatory reports. The effect of the letter is that we will continue to report our capital securities in Tier 1 capital until further notice from the Federal Reserve Board. [AS NOTED ABOVE, AT JUNE 30, 2003, THE COMPANY WAS CLASSIFIED AS "WELL CAPITALIZED FOR REGULATORY PURPOSES, THE HIGHEST CLASSIFICATION. THE COMPANY'S CLASSIFICATION WOULD HAVE REMAINED "WELL CAPITALIZED" WERE THE CAPITAL SECURITIES ISSUED BY SUBSIDIARY TRUST NOT INCLUDED IN ITS TIER 1 CAPITAL.]

ASSET QUALITY

     Non-performing loans totaled $4.2 million at June 30, 2003, compared to $984 thousand at June 30, 2002. Non-performing loans to total assets was 0.72% at June 30, 2003, compared to .17% at June 30, 2002. Non-performing loans at June 30, 2003, consisted of 12 residential mortgage loans in the amount of $968 thousand, as well as a single commercial real estate loan in the amount of $3.1 million. Although the loan is current in the payment of interest as it has been due and the next quarterly interest payment is backed by a letter of credit from an independent bank, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity, as the borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. If this loan is excluded from non-accrual loans, the ratio of non-accrual loans to total assets at June 30, 2003 is 0.19% as compared to 0.17% at June 30, 2002. The Company had no REO property at June 30, 2003 or at June 30, 2002.

     At June 30, 2003 and 2002, the Company's classified loans, which consisted of loans classified as substandard, doubtful, loss, and REO, totaled $15.3 million and $6.2 million, respectively. Included in the assets classified substandard at June 30, 2003 and 2002, were all loans 90 days past due and loans which are less than 90 days delinquent, but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. The large increase of $9.1 million reflects a change in management's philosophy to be more diligent in the loan review process in order to more closely monitor and identify problem loans in their early stages to minimize any future potential losses to the Company. As noted above, excluding the single out of area commercial real estate loan, non-accrual loans to total loans approximated that at June 30, 2002. Additionally, total loans delinquent 30 days or more to outstanding loans approximate 0.50% at June 30, 2003.

     In addition to non-performing loans and REO, classified assets include are four Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds; after write-downs of $1.3 million ($383 thousand and $955 thousand for the years ended June 30, 2003 and 2002, respectively), are $7.0 million. Two of the three bonds with an aggregate book value of $4.6 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

     A third bond was issued by the Housing Authority of Chester County and has a book balance of $1.4 million at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issues. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. This bond is on non-accrual at June 30, 2003

     The fourth bond has a book value of $1.0 million at an interest rate of approximately 6.62% and a final maturity of December 15, 2026. This bond is secured by the revenue stream generated by an 18-hole public play golf course located in Bedford County, Pennsylvania. The wet weather experienced in the Mid-Atlantic United States has negatively impacted the cash flow of the golf course and the bond is now in technical default. During the year ended June 30, 2003, this bond was written down by $383 thousand to its' estimated market value less liquidation costs. This bond is on non-accrual at June 30, 2003.

     These classified investments are closely monitored and fairly stated at June 30, 2003 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

LIQUIDITY AND CAPITAL RESOURCES

     Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities and calls of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely FHLBP advances. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an amount of $10 million. This line of credit is available for liquidity purposes. At June 30, 2003 there was no outstanding balance on this line of credit.

     Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLBP overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. During the year ended June 30, 2003, the Company used its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. As of June 30, 2003, the Company had $6.5 million in commitments to fund loan originations. The Company anticipates that the majority of these commitments will be funded by December 31, 2003. In addition, as of June 30, 2003, the Company had undisbursed loans in process for construction loans of $25.9 million and $50.9 million in undisbursed lines of credit. The Company has also issued $3.2 million in commercial letters of credit fully secured by deposit accounts or real estate at June 30, 2003. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

     For regulatory purposes, liquidity is defined as a ratio of cash and certain marketable securities that can be readily converted into cash to total deposits and short-term borrowings. At June 30, 2003, liquidity for the Bank as defined under these guidelines was 27.4%.

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

OTHER INFORMATION

DESCRIPTION OF STOCK

     The holders of the Common Stock of the Holding Company possess exclusive voting rights in the corporation. Each holder of shares of Common Stock is entitled to one vote for each share held, in accordance with the articles of incorporation and bylaws, including voting on the election of directors. Of the
10.0 million shares of Common Stock authorized by the Holding Company, 5.4 million shares remain un-issued. In addition, none of the 5.0 million shares of Preferred Stock authorized by the articles of incorporation, has been issued.

DIVIDEND POLICY

     The Board of Directors of the Company intends to continue the policy of paying dividends when the directors deem it prudent to do so. The Board of Directors will consider payment of dividends on a quarterly basis, after giving consideration to all relevant factors. On August 14, 2003, the Board of Directors of the Company declared a $.10 per share cash dividend and a 5% stock dividend based on the their review and evaluation of financial results of the quarter ended June 30, 2003. The cash dividend will be calculated on shares held before the issuance of the stock dividend. During fiscal 2003, 2002, and 2001 the Company paid a total of $1.8 million, $1.7 million, and $1.5 million, respectively, in cash dividends and a 5% stock dividend in each year. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by the Bank, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law. (See Notes to Consolidated Financial Statements.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

     Market interest rates have steadily declined beginning in December 2001 resulting in the lowest interest rate environment in over 40 years. As a result, loans, which are linked to an index such as the London Interbank Offered Rate ("Libor") or Prime Rate, were re-priced at lower interest rates and deposit products have re-priced as deposits rates are adjusted. The principal source of deposits, the certificates of deposit, will adjust only when they mature and are renewed by the customers.

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

     Through the use of income simulation modeling the Company is able to calculate an estimate of net interest income for the year ending June 30, 2004, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2003. The Company has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled.

     Economic value of equity (EVE) estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer-term re-pricing risks and options in the Company's balance sheet. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at June 30, 2003, resulting from shocks to interest rates.


                                   YEAR ENDED JUNE 30, 2003
---------------------------------------------------------------------------------------------------
    CHANGE IN INTEREST                  ECONOMIC VALUE
   RATES IN BASIS POINTS                   OF EQUITY                              EVE RATIO
---------------------------------------------------------------------------------------------------
                                                                      EVE EQUITY/
       (RATE SHOCK)            AMOUNT      $ CHANGE     % CHANGE      EVE ASSETS/         CHANGE
----------------------------------------- ------------ --------------------------------------------
                               (Dollars in Thousands)
            300                $54,632    $(12,535)       (19)%           9.33%          (1.69%)
            200                 60,872      (6,296)        (9)%          10.25%          (0.78%)
            100                 64,927      (2,240)        (3)%          10.79%          (0.24%)
          Static                67,167          --          --           11.02%              --
           (25)                 65,736      (1,431)        (2)%          10.79%          (0.23%)
           (50)                 64,061      (3,106)        (5)%          10.52%          (0.50%)
           (75)                 62,943      (4,224)        (6)%          10.33%          (0.69%)

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in net present value ("NPV") require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented above assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or re-pricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset/liability structure to obtain the maximum yield/cost spread on that structure. The Company relies primarily on its asset/liability structure to control interest rate risk.

     The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. At June 30, 2003, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into a $20 million notional amount interest rate swap to hedge certain of its higher rate FHLBP Advances. The swap had the effect of converting the higher fixed-rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped; if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      MANAGEMENT'S REPORT ON EFFECTIVENESS
                  OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

The management of First Financial Bank (the "Bank") is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in any internal control including the possibility of human error and the circumvention or overriding the controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the degree of effectiveness of an internal control structure may vary over time.

Management assessed the Bank's internal control structure over financial reporting presented in conformity with accounting generally accepted in the United States of America, including controls over the safeguarding of assets, as of June 30, 2003. This assessment was based on criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2003, the Bank maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, including the safeguarding of assets.

Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

The Bank assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that First Financial Bank complied, in all material respects, with the designated laws and regulations related to safety and soundness as of June 30, 2003.




Donna M. Coughey
President and Chief Executive Officer




Joseph T. Crowley
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Chester Valley Bancorp Inc.

We have audited the accompanying consolidated statements of financial condition of Chester Valley Bancorp Inc. and subsidiaries (the "Bank") as of June 30, 2003 and 2002, and the related statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chester Valley Bancorp, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.







                                  /s/ KPMG LLP
Philadelphia, Pennsylvania
July 23, 2003

                               CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (Dollars in Thousands)

                                                                             AT JUNE 30,
                                                                      ----------------------
                                                                         2003         2002
                                                                      ----------   ---------
ASSETS
   Cash in banks                                                      $  16,311    $  10,232
   Interest-bearing deposits                                              9,438       29,163
                                                                      ---------    ---------
     TOTAL CASH AND CASH EQUIVALENTS                                     25,749       39,395
                                                                      ---------    ---------
   Trading account securities                                                10           16
   Investment securities available for sale                             114,220      101,393
   Investment securities held to maturity (fair value -
     June 30, 2003, $34,432
     June 30, 2002, $41,439)                                             33,390       41,180

   Loans held for sale                                                    3,866          138

   Loans receivable                                                     387,310      369,685
     Deferred fees                                                         (933)      (1,533)
     Allowance for loan losses                                           (5,415)      (4,588)
                                                                      ---------    ---------
       Loans receivable, net                                            380,962      363,564
                                                                      ---------    ---------

   Accrued interest receivable                                            2,428        2,543
   Property and equipment - net                                          12,349       12,765
   Bank owned life insurance                                              5,164           --
   Other assets                                                           6,390        5,038
                                                                      ---------    ---------
     TOTAL ASSETS                                                     $ 584,528    $ 566,032
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Deposits                                                         $ 400,586    $ 385,980
     Securities sold under agreements to repurchase                      27,358       18,249
     Advance payments by borrowers for taxes and insurance                2,038        2,831
     Federal Home Loan Bank advances                                     94,049      102,454
     Trust preferred securities                                          10,000       10,000
     Accrued interest payable                                               652          882
     Other liabilities                                                      274        1,465
                                                                      ---------    ---------
       TOTAL LIABILITIES                                                534,957      521,861
                                                                      ---------    ---------
Commitments and contingencies (Note 9)
   Stockholders' Equity:
   Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                --           --
   Common stock - $1.00 par value;
     10,000,000 shares authorized;
     4,570,437 and 4,335,183 shares issued and outstanding
     at June 30, 2003 and June 30, 2002, respectively                     4,571        4,335
   Additional paid-in capital                                            30,315       26,885
   Retained earnings - partially restricted                              14,064       14,115
   Treasury stock (556 and 33,753 shares at June 30, 2003 and 2002,
     respectively, at cost)                                                 (13)        (515)
   Accumulated other comprehensive income (loss)                            634         (649)
                                                                      ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                          49,571       44,171
                                                                      ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 584,528    $ 566,032
                                                                      =========    =========

See accompanying notes to consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                                       YEAR ENDED JUNE 30,
                                                             -----------------------------------
                                                                 2003         2002       2001
                                                             -----------  ----------  ----------
INTEREST INCOME:
  Loans                                                      $   25,560   $   26,658  $   27,116
  Mortgage-backed securities                                      1,748        1,116         933
  Interest-bearing deposits                                         260          459         466
  Investment securities:
    Taxable                                                       2,574        4,341       6,335
    Non-taxable                                                   1,573        1,896       2,480
                                                             ----------   ----------  ----------
  TOTAL INTEREST INCOME                                          31,715       34,470      37,330
                                                             ----------   ----------  ----------
INTEREST EXPENSE:
  Deposits                                                        7,973       11,182      17,621
  Securities sold under agreements to repurchase                    179          158           2
  Short-term borrowings                                             497        1,613       1,717
  Long-term borrowings                                            5,243        3,411       2,878
                                                             ----------   ----------  ----------
    TOTAL INTEREST EXPENSE                                       13,892       16,364      22,218
                                                             ----------   ----------  ----------
NET INTEREST INCOME                                              17,823       18,106      15,112
  Provision for loan losses                                         879          547         445
                                                             ----------   ----------  ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          16,944       17,559      14,667
                                                             ----------   ----------  ----------
NON-INTEREST INCOME:
  Investment services income, net                                 3,694        3,818       3,766
  Service charges and fees                                        2,837        1,911       1,723
  Gain (loss) on the sale of loans                                  118          115          97
  Gain on sale of trading account securities, net                    --            4         264
  Gain on sale of available for sale securities, net                865          289         224
  Loss for impairment of securities                                (383)        (955)       (291)
  Other                                                             443          166         147
                                                             ----------   ----------  ----------
    TOTAL NON-INTEREST INCOME                                     7,574        5,348       5,930
                                                             ----------   ----------  ----------
OPERATING EXPENSES:
  Salaries and employee benefits                                  9,917        9,136       8,592
  Occupancy and equipment                                         2,811        2,478       2,379
  Data processing                                                 1,020        1,035         966
  Advertising                                                       125          167         542
  Deposit insurance premiums                                         64           72          74
  Other                                                           3,692        3,089       3,477
                                                             ----------   ----------  ----------
    TOTAL OPERATING EXPENSES                                     17,629       15,977      16,030
                                                             ----------   ----------  ----------
Income before income taxes                                        6,889        6,930       4,567
Income tax expense                                                1,627        1,355         564
                                                             ----------   ----------  ----------
NET INCOME                                                   $    5,262   $    5,575  $    4,003
                                                             ==========   ==========  ==========
EARNINGS PER SHARE (*)
  Basic                                                      $     1.16   $     1.23  $     0.88
                                                             ==========   ==========  ==========
  Diluted                                                    $     1.12   $     1.22  $     0.87
                                                             ==========   ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (*)
  Basic                                                       4,543,504    4,540,458   4,533,947
                                                             ==========   ==========  ==========
  Diluted                                                     4,705,917    4,572,673   4,589,027
                                                             ==========   ==========  ==========

(*) Earnings per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2002, 2001, and 2000.
See accompanying notes to consolidated financial statements.


                               CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME STATEMENT

                                                                             RETAINED                ACCUMULATED
                                                                ADDITIONAL   EARNINGS                   OTHER         TOTAL
                                                       COMMON     PAID-IN   PARTIALLY    TREASURY   COMPREHENSIVE  STOCKHOLDERS'
                                                       STOCK      CAPITAL   RESTRICTED    STOCK     INCOME (LOSS)     EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2000                           $  3,912   $ 20,898    $ 13,947    $     --     $ (3,255)       $ 35,502
Net income                                                  --         --       4,003          --           --           4,003
Cash dividends paid ($0.34 per share)                       --         --      (1,463)         --           --          (1,463)
Issuance of stock dividend                                 195      3,149      (3,344)         --           --              --
Cash payment for fractional shares                          --         --          (7)         --           --              (7)
Common stock issued                                         16        160          --         214           --             390
Common stock repurchased                                    --         --          --        (219)          --            (219)
Change in unrealized loss on
  securities available for sale                             --         --          --          --        1,892           1,892
--------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001                              4,123     24,207      13,136          (5)      (1,363)         40,098
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                  --         --       5,575          --           --           5,575
Cash dividends paid ($0.40 per share)                       --         --      (1,709)         --           --          (1,709)
Issuance of stock dividend                                 206      2,676      (2,882)         --           --              --
Cash payment for fractional shares                          --         --          (5)         --           --              (5)
Common stock issued                                          6          2          --         154           --             162
Common stock repurchased                                    --         --          --        (664)          --            (664)
Change in unrealized loss on
  securities available for sale                             --         --          --          --          714             714
--------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002                              4,335     26,885      14,115        (515)        (649)         44,171
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                  --         --       5,262          --           --           5,262
Cash dividends paid ($0.40 per share)                       --         --      (1,796)         --           --          (1,796)
Issuance of stock dividend                                 216      3,301      (3,517)         --           --              --
Cash payment for fractional shares                          --         --          --          --           --              --
Common stock issued                                         20        129          --         954           --           1,103
Common stock repurchased                                    --         --          --        (452)          --            (452)
Change in unrealized loss on
  securities available for sale                             --         --          --          --        1,283           1,283
--------------------------------------------------------------------------------------------------------------------------------
 Balance as of June 30, 2003                          $  4,571   $ 30,315    $ 14,064    $    (13)    $    634        $ 49,571
--------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:                                                    2003         2002            2001
                                                                                         -------------------------------------
  Net income                                                                             $  5,262     $  5,575        $  4,003
  Net unrealized holding gains (losses) on securities available for
     sale during the period                                                                 1,597          277           2,011
  Net unrealized loss from the transfer of securities from held to maturity
     to available for sale                                                                     --                         (163)
  Less reclassification adjustment for losses (gains)included in net income                   314          437              44
                                                                                         --------     --------        --------
COMPREHENSIVE INCOME                                                                     $  6,545     $  6,289        $  5,895
                                                                                         ========     ========        ========

See accompanying notes to consolidated financial statements.

                              CHESTER VALLEY BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)
                                                                                 TWELVE MONTHS ENDED JUNE 30,
                                                                          -------------------------------------------
                                                                              2003           2002           2001
                                                                          ------------   ------------   ------------
Net income                                                                 $   5,262      $   5,575       $  4,003
Add (deduct) items not affecting cash flows from operating activities:
  Depreciation                                                                 1,078          1,010          1,004
  Provision for loan losses                                                      879            547            445
    Gain on trading account securities                                            --             (4)          (264)
    (Gain) loss on sale of securities available for sale                        (865)          (289)          (224)
    Loss for impairment of securities                                            383            955            291
    Increase in loans held for sale                                          (33,128)       (12,067)        (6,859)
    Proceeds from sale of loans held for sale                                 29,518         14,394          4,606
    Gain on sale of loans held for sale                                         (118)          (115)           (97)
  Amortization of deferred loan fees, discounts and premiums                    (121)          (649)          (936)
  Decrease (increase) in trading account securities                                 6              4          6,756
  Decrease (increase) in accrued interest receivable                             115          1,010            (97)
  Decrease (increase) in other assets                                         (1,967)           381         (2,117)
  Increase in the value of bank owned life insurance                            (164)            --             --
  (Decrease) increase in other liabilities                                    (1,191)        (2,379)         2,435
  (Decrease) increase in accrued interest payable                               (230)          (936)           170
-------------------------------------------------------------------------------------------------------------------
Net cash flows from (used in) operating activities                              (543)         7,437          9,116
-------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
  Capital expenditures                                                          (662)        (3,435)        (2,576)
  Net increase in loans                                                      (17,578)       (19,584)       (12,653)
  Purchase of investment securities held to maturity                         (12,267)       (34,368)       (46,041)
  Proceeds from maturities, payments and calls of investment securities
     held to maturity                                                         19,993         34,749         33,596
  Purchase of securities available for sale                                 (136,578)       (65,281)       (54,467)
  Proceeds from sales and calls of securities available for sale             125,617         77,612         54,800
  Purchase of bank owned life insurance                                       (5,000)            --             --
-------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                 (26,475)       (10,307)       (27,341)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in deposits before interest credited                 7,587        (37,384)        18,949
  Interest credited to deposits                                                7,019         10,012         15,925
  Increase in securities sold under agreements to repurchase                   9,109         15,821          2,428
  Proceeds from FHLB advances                                                 35,126         30,926         37,500
  Repayments of FHLB advances                                                (43,531)        (8,709)       (44,041)
  Net decrease in other borrowings                                                --           (241)          (132)
  Increase (decrease) in advance payments by borrowers for taxes
     and insurance                                                              (793)           144           (275)
  Proceeds from trust preferred securities                                        --         10,000             --
  Cash dividends on common stock                                              (1,796)        (1,709)        (1,463)
  Common stock repurchased as treasury stock                                    (452)          (664)          (219)
  Payment for fractional shares                                                   --             (5)            (7)
  Stock options exercised                                                        364            162            274
  Common stock issued                                                            739             --            116
-------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                      13,372         18,353         29,055
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (13,646)        15,483         10,830

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                         39,395         23,912         13,082
-------------------------------------------------------------------------------------------------------------------
  End of period                                                            $  25,749      $  39,395      $  23,912
===================================================================================================================

SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Income taxes                                                             $   1,672      $   1,633      $     805
  Interest                                                                 $  14,122      $  17,300      $  17,099

NON-CASH ITEMS:
Stock dividend issued                                                      $   3,518      $   2,882      $   3,344
Net unrealized (loss) gain on investment securities available for          $   1,283      $     714      $   1,892
  sale, net of tax
Cost to issue treasury shares for the exercise of stock options            $    216
Transfer of investment securities from held to maturity to available
  for sale due to the adoption of FAS 133                                  $      --      $      --      $  10,807
Transfer of investment securities from trading account to available        $      --      $      --      $   6,596
  for sale


See accompanying notes to consolidated financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. Effective September 1, 2001, the Holding Company became a bank holding company as a result of the conversion of First Financial Bank ("First Financial" or the "Bank") from a Pennsylvania chartered savings association to a Pennsylvania chartered commercial bank. The Bank holding company has also been designated as a financial holding company. The business of the Holding Company and its subsidiaries (collectively the "Company") consists of the operations of First Financial and Philadelphia Corporation for Investment Services ("PCIS"), a full service investment advisory and securities brokerage firm. The Bank provides a wide range of banking services to individual and corporate customers through its ten branch banks in Chester County, Pennsylvania. All of the branches are full service and offer commercial and retail products. These products include checking accounts (non-interest and interest-bearing), savings accounts, certificates of deposit, commercial and installment loans, real estate mortgages, and home equity loans. The Bank also offers ancillary services that complement these products. The Bank is subject to competition from other financial institutions and other companies that provide financial services. PCIS is registered as a broker/dealer in all 50 states and Washington, DC and it is also registered as an investment advisor with the Securities Exchange Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts to individuals and smaller corporate accounts. The Company is subject to the regulations of various federal and state agencies and undergoes periodic examinations by those regulatory authorities.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, First Financial and PCIS. The accounts of the First Financial include its wholly-owned subsidiary, D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year's presentation.

The Company follows accounting principles and reporting practices, which are in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, income taxes, and the valuation of investment securities. Management believes that the allowance for loan losses, the balances in the income tax accounts, and the valuation of investment securities are adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuations of real estate owned. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.

RECENT ACCOUNTING PRONOUNCEMENTS

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset of a business no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

With some exceptions, the requirements of Statement No. 147 became effective October 1, 2002. The adoption of this Statement did not have an impact on the Company's consolidated earnings, financial condition, or equity.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123 "Accounting for Stock-based Compensation", and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for plans and provide the required pro-forma disclosures of SFAS No.123. Had the grant-date fair-value provisions of SFAS No.123 been adopted, the Company would have recognized the following:


                            GROSS        COMPENSATION                   PROFORMA          PROFORMA
             OPTIONS     COMPENSATION       EXPENSE      PROFORMA    BASIC EARNINGS    DILUTED EARNINGS
 JUNE 30   OUTSTANDING     EXPENSE        NET OF TAX    NET INCOME     PER SHARE          PER SHARE
--------- ------------- -------------- --------------- ------------ ----------------- -------------------
  2001       392,088        306,000        202,000       3,801,000        0.84               0.83
  2002       593,549        504,000        333,000       5,242,000        1.15               1.15
  2003       711,096        878,000        579,000       4,683,000        1.03               1.00

The effects of pro-forma net income and diluted earnings per share of applying the disclosure requirements of SFAS 123 for past fiscal years may not be representative of the future pro-forma effects on net income and earnings per share due to the vesting provisions of the options and future awards that are available to be granted.

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

The requirements of Statement No. 148 are effective for financial statements for fiscal years beginning after December 15, 2002; the disclosure requirements for the annual period financial statements of the Statement are included in this report.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AMENDMENT OF STATEMENT 133

In April 2003, the FASB issued Statement No. 149, Amendment of Statement No.133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivatives imbedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement are not expected to have a material impact on the Company's consolidated earnings, financial condition or equity.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The Company does not expect the adoption of this Statement to have an impact on its financial position or results of operations.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business loans greater than $100,000, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio, delinquency trends and the volume of non-performing loans. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the years ended June 30, 2003, 2002 and 2001, the recorded investment in impaired loans was not significant. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

LOANS, LOAN ORIGINATION FEES AND UNCOLLECTED INTEREST

Loans (other than loans held for sale) are recorded at cost net of unearned discounts, deferred fees and allowances. Discounts and premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment of the yield on the loans using a level yield method of accounting.

Uncollected interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. The Company uses the contractual due date in determining the delinquent status of a loan. Interest income on such loans is not accrued until the financial condition and payment record of the borrower once again demonstrate the ability to service the debt.

LOANS HELD FOR SALE

The Company originates certain loans that are designated as held for sale at the time of their origination. These loans are immediately sold with servicing released and the company does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). Loans held for sale are carried at the lower of aggregate cost or fair value, with any resulting loss included in non-interest income for the period. Realized gains or losses are included in non-interest income for the period. Loans sold prior to 1990 were sold with servicing retained. The Company recognizes servicing fee income when payments are received.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company may utilize certain derivative instruments as a tool in its asset/liability management. At June 30, 2003, the Company was positively gapped whereby its' interest-earning assets were re-pricing at a quicker rate than its' interest-bearing liabilities. As the terms of the Swap match that of the FHLBP Advances, the Swap is deemed a perfect hedge in accordance with SFAS No. 133 and changes in the fair market value of the Swap will increase (decrease) a Swap asset or liability with a corresponding offset to the FHLBP Advances. The interest differential paid or received is reflected as an increase (decrease) to the interest expense on the FHLBP Advances. To partially offset the negative impact of the current low market interest rate environment, the Company entered into a $20 million notional amount interest rate swap to hedge certain of its' higher rate FHLBP Advances. The swap had the effect of converting the higher fixed rate Advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped; if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities.

DEFERRED INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividends paid in September 2002, 2001, and 2000. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      YEAR ENDED JUNE 30,
                                               -------------------------------
                                                 2003       2002        2001
                                               --------   --------    --------
Numerator:
  Net income                                    $5,262     $5,575      $4,003
                                               --------   --------    --------
Denominator:
  Denominator for basic earnings per
    share-weighted average shares                4,544      4,540       4,534
Effect of dilutive securities:
  Employee stock options                           163         31          53
                                               --------   --------    --------
Denominator for diluted earnings per
  share-adjusted weighted average shares
  and assumed exercise                           4,707      4,571       4,587
                                               ========   ========    ========
Basic earnings per share                        $ 1.16     $ 1.23      $ 0.88
                                               ========   ========    ========
Diluted earnings per share                      $ 1.12     $ 1.22      $ 0.87
                                               ========   ========    ========

NOTE 2 - INVESTMENT SECURITIES

Investment securities are summarized (in thousands) as follows:


                                                                        AT JUNE 30, 2003
                                                      --------------------------------------------------
                                                                      GROSS        GROSS       ESTIMATED
                                                      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                         COST        GAINS         LOSSES        VALUE
                                                      ---------    ----------    ----------    ---------
HELD TO MATURITY:
  U.S. government agency notes and bonds              $     130    $        7    $       --    $     137
  Federal Home Loan Bank of Pittsburgh stock              5,760            --            --        5,760
  Municipal notes and bonds                              13,793           204            --       13,997
  Agency-backed securities                                1,934            33            --        1,967
  Mortgage-backed securities                              8,520           656            20        9,156
  Other                                                   3,253           163            --        3,416
                                                      ---------    ----------    ----------    ---------
Total held to maturity                                $  33,390    $    1,063    $       20    $  34,432
                                                      =========    ==========    ==========    =========

AVAILABLE FOR SALE:
  U.S. government agency notes and bonds                $ 2,000    $       74    $       --    $   2,074
  Municipal notes and bonds                              25,770         1,004             7       26,767
  Mortgage-backed securities                             31,161           528            17       31,672
  Equity securities                                       1,121           115            --        1,236
  Debt securities                                        27,996           199         1,269       26,926
  Agency-backed securities                               25,440           197            92       25,545
                                                      ---------    ----------    ----------    ---------
                                                      $ 113,488    $    2,117    $    1,385    $ 114,220
                                                      =========    ==========    ==========    =========


                                                                        AT JUNE 30, 2003
                                                      --------------------------------------------------
                                                                      GROSS        GROSS       ESTIMATED
                                                      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                         COST        GAINS         LOSSES        VALUE
                                                      ---------    ----------    ----------    ---------
HELD TO MATURITY:
  U.S. government agency notes and bonds              $   6,376    $       80    $       34    $   6,422
  Federal Home Loan Bank of Pittsburgh stock              5,242            --            --        5,242
  Municipal notes and bonds                               8,215            81            --        8,296
  Mortgage-backed securities                             21,310           167            35       21,442
  Other                                                      37            --            --           37
                                                      ---------    ----------    ----------    ---------
Total held to maturity                                $  41,180    $      328    $       69    $  41,439
                                                      =========    ==========    ==========    =========

AVAILABLE FOR SALE:
  U.S. government agency notes and bonds              $   3,298    $      103    $       --    $   3,401
  Municipal notes and bonds                              30,237           161           203       30,195
  Mortgage-backed securities                             24,419           277            --       24,696
  Equity securities                                       1,429            94           177        1,346
  Debt securities                                        19,899            27         1,490       18,436
  Agency-backed securities                               23,126           202             9       23,319
                                                      ---------    ----------    ----------    ---------
                                                      $ 102,408    $      864    $    1,879    $ 101,393
                                                      =========    ==========    ==========    =========

The amortized cost and estimated fair value of investment securities at June 30, 2003 by contractual maturity, are shown below (in thousands).

                                                                     WEIGHTED
                                            AMORTIZED   ESTIMATED     AVERAGE
                                               COST     FAIR VALUE     YIELD
                                            ---------   ----------   --------
                                                 (Dollars in Thousands)
HELD TO MATURITY
  Due in one year or less                   $     130    $     137      6.99%
  Due after one year through five years         3,689        3,855      4.77%
  Due after five years through ten years        7,031        7,148      4.14%
  Due after ten years                          16,743       17,495      6.40%
  No stated maturity                            5,797        5,797      2.25%
                                           ---------    ----------   --------
  TOTAL HELD TO MATURITY                       33,390       34,432      4.95%
                                            ---------   ----------   --------

AVAILABLE FOR SALE
  Due in one year or less                       2,023        2,074      3.71%
  Due after one year through five years        15,387       15,597      4.31%
  Due after five years through ten years       18,898       19,156      4.37%
  Due after ten years                          73,981       73,983      4.34%
  No stated maturity                            3,196        3,410      2.74%
                                            ---------   ----------   --------
  TOTAL AVAILABLE FOR SALE                    113,488      114,220      4.31%
                                            ---------   ----------   --------
  TOTAL INVESTMENT SECURITIES               $ 146,878    $ 148,652      4.46%
                                            =========   ==========   ========

Expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations without prepayment penalties. The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%). Proceeds from sales and calls of investment securities available for sale during fiscal 2003, 2002, and 2001, were $125.6 million, $77.6 million and $54.8 million, respectively. Gross gains of $865 thousand, $454 thousand and $253 thousand, in fiscal 2003, 2002 and 2001, respectively, and gross losses, including impairment losses, of $383 thousand, $1.1 million, and $320 thousand, in fiscal 2003, 2002, and 2001, respectively, were realized on those sales. Accrued interest receivable on investments amounted to $908 thousand and $905 thousand at June 30, 2003 and 2002, respectively. At June 30, 2003, $75.5 million of investment securities were pledged as collateral for Municipal savings deposits with the Bank, for securities sold under agreements to repurchase, and for the Bank's treasury, tax and loan account with the Federal Reserve.

Included in investment securities available for sale at June 30, 2003 are four Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds; after write-downs of $1.3 million ($383 thousand and $955 thousand for the years ended June 30, 2003 and 2002, respectively), are $7.0 million. Two of the three bonds with an aggregate book value of $4.6 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and has a book balance of $1.4 million at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issues. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. This bond is on non-accrual at June 30, 2003

The fourth bond has a book value of $1.0 million at an interest rate of approximately 6.62% and a final maturity of December 15, 2026. This bond is secured by the revenue stream generated by an 18-hole public play golf course located in Bedford County, Pennsylvania. The wet weather experienced in the Mid-Atlantic United States has negatively impacted the cash flow of the golf course and the bond is now in technical default. During the year ended June 30, 2003, this bond was written down by $383 thousand to its' estimated market value less liquidation costs. This bond is on non-accrual at June 30, 2003.

These classified investments are closely monitored and fairly stated at June 30, 2003 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur; in which case, additional adjustments to these investments may be forthcoming.

Debt securities included in available for sale securities at June 30, 2003 and 2002 primarily consist of long term Corporate Debt obligations with ratings of A and above and most of these obligations are floating rates tied to movements in the Treasury markets.

In July of fiscal 2001, the Company adopted SFAS No. 133, resulting in an unrealized loss of $163 thousand because of the transfer of securities from held to maturity to available for sale which was recognized in other comprehensive income.

NOTE 3 - LOANS RECEIVABLE

Loans receivable, (in thousands) are summarized as follows:

                                                          AT JUNE 30,
                                              ---------------------------------
                                                   2003                2002
                                              -----------         -------------
First mortgage loans:
  Residential                                   $ 101,997           $ 133,751
  Construction - residential                       22,877              19,190
  Land acquisition and development                 17,964              16,707
  Commercial                                      122,207             103,985
  Construction-commercial                          16,232              12,573
Commercial business                                43,059              36,774
Consumer                                           88,918              69,538
                                              -----------         -----------
Total loans                                       413,254             392,518

Less:
  Undisbursed loan proceeds
    Construction - residential                    (22,359)            (17,277)
    Construction - commercial                      (3,585)             (5,556)
  Deferred loan fees                                 (933)             (1,533)
  Allowance for loan losses                        (5,415)             (4,588)
                                              -----------         -----------
Net loans                                       $ 380,962           $ 363,564
                                              ===========         ===========

Accrued interest receivable on loans amounted to $1.5 million and $1.6 million at June 30, 2003 and 2002, respectively. At June 30, 2003, 2002, and 2001, the Company serviced loans for others totaling $18.0 million, $23.7 million and $20.6 million, respectively.

The aggregate amount of loans by the Company to its directors and executive officers was $3.0 million and $3.7 million at June 30, 2003 and 2002, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers. An analysis of the activity of these loans, in millions, follows:

      Balance at July 1, 2002                        $3.7
        New loans                                      --
        Repayments                                   (0.7)
                                                 ---------
      Balance at June 30, 2002                      $ 3.0
                                                 =========

The total amount of non-performing loans was $4.2 million, $944 thousand, and $1.2 million, at June 30, 2003, 2002 and 2001, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross interest income for fiscal 2003, 2002, and 2001 that would have been recorded for these loans was $451 thousand, $195 thousand, and $160 thousand, respectively. Interest income on these non-performing loans included in income for fiscal 2003, 2002, and 2001 amounted to $353 thousand, $114 thousand, and $23 thousand, respectively. The total balance of impaired loans at June 30, 2003 and 2002 were $3.2 million and $86 thousand, respectively. The allowance for loan losses on impaired loans at June 30, 2003 was $644 thousand as compared to $17 thousand at June 30, 2002. There was $83 thousand in interest income recognized during the year ended June 30, 2003.

The activity in the allowance for loan losses (in thousands) was as follows:

                                                YEAR ENDED JUNE 30,
                                    -----------------------------------------
                                        2003           2002             2001
                                    -----------------------------------------
Balance, beginning of period          $   4,588      $   4,264      $   3,908
Provision for loan losses                   879            547            445
Loans charged off                           (76)          (229)          (104)
Recoveries                                   24              6             15
                                    -----------   ------------    -----------
Balance, end of period                $   5,415     $    4,588      $   4,264
                                    ===========   ============    ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment by major classification are summarized (in thousands) as follows:

                                               2003            2002
                                          -------------   -------------
Land                                         $   1,521        $  1,521
Buildings and improvements                      11,653          11,484
Furniture, fixtures and equipment                5,004           4,511
                                          -------------   -------------
Total                                           18,178          17,516
Less accumulated depreciation                   (5,829)         (4,751)
                                          -------------   -------------
Net                                          $  12,349       $  12,765
                                          =============   =============

NOTE 5 - DEPOSITS

Deposits (in thousands) consist of the following major classifications:


                                                                      AT JUNE 30,
                                    --------------------------------------------------------------------------------
                                                    2003                                     2002
                                    --------------------------------------   --------------------------------------
                                     WEIGHTED                    PERCENT       WEIGHTED                   PERCENT
                                      AVERAGE                      OF          AVERAGE                       OF
                                        RATE         AMOUNT       TOTAL          RATE        AMOUNT        TOTAL
                                    ------------ ------------- -----------   ------------ ------------- -----------
Non-interest bearing                     --  %     $  59,906       15.0%          --  %     $  44,890       11.6%
                                    ------------ ------------- -----------   ------------ ------------- -----------

Interest-bearing:
  NOW checking accounts                  0.24%        61,828       15.4%          0.81%        55,307       14.3%
  Money market deposit accounts          1.23%       101,112      25.23%          1.95%        65,411       17.0%
  Savings accounts                       0.24%        31,107        7.8%          1.03%        31,560        8.2%
  Certificates less than $100,000        3.10%        99,003       24.7%          3.79%       120,810       31.3%
  Certificates $100,000 and greater      3.03%        47,630       11.9%          3.34%        68,002       17.6%
                                    ------------ ------------- -----------   ------------ ------------- -----------
    Total interest-bearing deposits      1.76%       340,680      85.00%          2.61%       341,090       88.4%
                                    ------------ ------------- -----------   ------------ ------------- -----------
      TOTAL DEPOSITS                     1.49%     $ 400,586      100.0%          2.31%     $ 385,980      100.0%
                                    ============ ============= ===========   ============ ============= ===========

At June 30, 2003 and 2002 certificates of deposit include municipal deposits of $31.0 million and $43.1 million, respectively, which are collateralized with pledged investments.

While certificates of deposits frequently are renewed at maturity rather than paid out, a summary of certificates by contractual maturity (in thousands) at June 30, 2003 is as follows:

       YEARS ENDING JUNE 30,                AMOUNT
    ------------------------------    ----------------
                2004                         $101,810
                2005                           22,310
                2006                            6,511
                2007                            5,035
                2008                            4,503
        2009 and thereafter                     6,464
                                      ----------------
                                             $146,633
                                      ================

Interest expense on deposits (in thousands) is comprised of the following:

                                              YEAR ENDED JUNE 30,
                                    --------------------------------------
                                        2003           2002         2001
                                    --------------------------------------
NOW checking accounts                 $   304       $    433      $    641
Money market deposit accounts           1,390          1,430         2,427
Savings accounts                          202            320           495
Certificates less than $100,000         4,008          5,347         7,597
Certificates $100,000 & greater         2,069          3,652         6,461
                                    ---------      ---------      --------
                                      $ 7,973       $ 11,182      $ 17,621
                                    =========      =========      ========

NOTE 6 - ADVANCES FROM FEDERAL HOME LOAN BANK OF PITTSBURGH ("FHLBP")

Under the terms of its collateral agreement with the FHLBP, the Company maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLBP. The Company's FHLBP stock is also pledged to secure these advances. At June 30, 2003 and 2002, such advances (dollars in thousands) mature as follows:


                             WEIGHTED                                                    WEIGHTED
                              AVERAGE       JUNE 30,                                      AVERAGE      JUNE 30,
     DUE BY JUNE 30,           RATE           2003                DUE BY JUNE 30,          RATE          2002
--------------------------------------------------------     ---------------------------------------------------
           2004                4.36%       $   2,100                   2003                5.56%       $   8,781
           2005                5.16%           3,000                   2004                4.39%           3,099
           2006                5.19%           1,550                   2005                4.97%           4,045
           2007                4.64%           4,536                   2006                4.65%           2,294
           2008                5.72%           3,350                   2007                5.32%             834
       Thereafter              5.37%          79,513                Thereafter             5.33%          83,401
-----------------------------------------------------     ------------------------------------------------------
Total FHLBP advances           5.31%       $  94,049      Total FHLBP advances             5.29%      $  102,454
=====================================================     ======================================================

Included in the table above at June 30, 2003 are $81.0 million of convertible advances whereby the FHLBP (Federal Home Loan Bank of Pittsburgh) has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London Inter Bank Offering Rate). The Bank has the option to prepay these advances if the FHLBP converts the interest rate. These advances are included in the year of their stated maturity.

The Company has a line of credit of $10 million with the FHLBP. The Company, from time to time, will use the line of credit to meet liquidity needs. At June 30, 2003 and 2002, there were no balances outstanding on the line of credit.

NOTE 7 - TRUST PREFERRED SECURITIES

On March 26, 2002, the Company issued $10.3 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity. The Trust then issued $10.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 3.60% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company; upon their maturity, in 2032.

NOTE 8 -INCOME TAXES

The provision (and benefit) for income taxes is summarized as follows (in thousands):

                                                  AT JUNE 30,
                                   -----------------------------------------
                                       2003           2002           2001
                                   -----------    -----------    -----------
Current:
  Federal                             $ 1,923        $ 1,471         $  893
  State                                    68             97            126
Deferred - Federal                       (364)          (213)          (455)
                                   -----------    -----------    -----------
Total                               $   1,627        $ 1,355         $  564
                                   ===========    ===========    ===========

In addition to amounts applicable to income before taxes, the following income tax expense (benefit) amounts were recorded in shareholder's equity (in thousands):

                                                           AT JUNE 30,
                                                -------------------------------
                                                   2003       2002       2001
                                                ---------  ---------  ---------
Compensation expense for tax purposes in
  excess of amounts recognized for financial
  statement purposes                             $  (137)   $   (45)   $   (26)
Other comprehensive results                          802        465      1,189
                                                ---------  ---------  ---------
Total income tax expense (benefit)               $   665    $   438    $ 1,163
                                                =========  =========  =========

The provision for income taxes differs from the statutory rate due to the following (in thousands):

                                                           AT JUNE 30,
                                                -------------------------------
                                                   2003       2002       2001
                                                ---------  ---------  ---------
Federal income taxes at statutory rate           $ 2,342    $ 2,356    $ 1,553
Tax exempt interest and dividends, net              (578)      (796)      (768)
State taxes net, of federal benefit                   45         64         83
Increase in cash value of BOLI                       (56)        --         --
Low income housing tax credits                      (139)      (270)      (311)
Other, net                                            13          1          7
                                                ---------  ---------  ---------
                                                 $ 1,627    $ 1,355    $   564
                                                =========  =========  =========

The deferred tax assets and liabilities at June 30, 2003 and 2002 consisted of the following (in thousands):

                                                             AT JUNE 30,
                                                       --------------------
                                                          2003        2002
                                                       --------------------
Deferred tax assets:
  Tax credit carry-forward                              $   221     $   378
  Allowance for loan losses                               1,841       1,560
  Deferred compensation                                      59          --
  Uncollected interest                                       78          34
  Net unrealized loss on securities
    available for sale                                       --         392
  Investment in joint ventures                               49          56
  Write-down investment securities                          130          --
  Other                                                      31          22
                                                       --------------------
Gross deferred tax assets                                 2,409       2,442
                                                       --------------------

Deferred tax liabilities:
  Tax bad debt reserves                                      27          55
  Loan discount                                              60          74
  Net unrealized gain on securities
    available for sale                                      410          --
  Depreciation                                              178         141
Gross deferred tax liabilities                              675         270
                                                       --------------------
Net deferred tax assets                                 $ 1,734     $ 2,172
                                                       ====================

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

The Small Business Job Protection Act of 1996 ("Act"), enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. The repeal of the use of this method is effective for tax years beginning after December 31, 1995. Prior to the change in law, the Bank had qualified under the provisions of the Code, which permitted it to deduct from taxable income an allowance for bad debts based on 8% of taxable income.

Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at June 30, 2003, are approximately $2.7 million of which $2.6 million represents the base year amount and $80 thousand is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk:
-------------------------------------------------

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, which meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Commitments to originate loans amounted to $6.5 million as of June 30, 2003, which represent fixed-rate loans with interest rates ranging 4.63% to 6.50%. At June 30, 2003, the Company had undisbursed loans in process for construction loans of $25.9 million and $50.9 million in undisbursed lines of credit. In addition, at such date the Company has issued $3.2 million in commercial letters of credit fully secured by deposit accounts or real estate.

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

Other commitments and contingencies:
-----------------------------------

The Bank and PCIS have entered into operating leases for several of their branch and office facilities. The minimum annual rental payments under these leases at June 30, 2003, (in thousands) are as follows:

                                              MINIMUM LEASE
                             YEAR                PAYMENTS
                     ---------------------   ---------------
                             2004               $     744
                             2005                     640
                             2006                     548
                             2007                     449
                             2008                     387
                      2009 and thereafter           2,259

Rent expense under these leases for each of the years ended June 30, 2003, 2002, and 2001, was $737 thousand, $639 thousand, and $498 thousand, respectively.

The Company, the Bank and two employees (together "the parties") have been sued in the Court of Common Pleas in Philadelphia, County by a former employee to recover damages for breach of contract and other matters. The Company adamantly denies any wrongdoing and intends to aggressively defend its actions. The matter has been referred to the Company's insurance carrier, who has engaged counsel to defend its actions. The policy carries a $100,000 deductible, which includes cost of defense. The $100,000 was expensed as of June 30, 2003. The Company believes it will be successful in its defense; however, in the event the parties are unsuccessful in their defense, the Company does not believe the lawsuit would have a material adverse effect on the financial condition of the Company as insurance coverage was and is in place.

The Company is involved in other routine, non-material legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

NOTE 10 - AFFILIATED TRANSACTIONS

During fiscal 2001 and 2000 the Company entered into an agreement with one of the directors of the Company to perform reviews of appraisals in connection with the origination of residential mortgage loans. The Board of Directors approved the agreements and the Bank paid $2 thousand, and $3 thousand in 2001 and 2000, respectively. These services were discontinued in fiscal 2002.

Two directors of the Company are a principal and a partner in law firms which the Company retained during fiscal years 2003, 2002, and 2001, and which the Company intends to retain during fiscal year 2004. The amount of legal fees paid to the law firms did not exceed 5% of those firms' gross revenues for any such year.

A director of the Company is an executive officer, director and principal of an investment-banking firm from which the Company purchased and sold investment securities during fiscal years 2003, 2002, and 2001. The Company intends to continue the business relationship during fiscal 2004. The purchases of investment securities from the investment-banking firm amounted to $9.4 million, $39.9 million, and $90.1 million, and the sales amounted to $4.0 million, $85.5 million, and $98.7 million, during fiscal years 2003, 2002, and 2001, respectively. These securities were purchased and sold at market rates and on terms no more favorable to the investment-banking firm than those obtainable on an arm's-length basis. The investment banking firm receives income on these transactions as a result of a spread differential (on a net yield basis). The amount of income earned by the investment-banking firm related to the investment activity with the Company did not exceed 5% of that firm's gross revenues for any such year.

A director of the Company is a director and president of a mortgage-banking firm from which the Company purchased single-family residential mortgage loans during fiscal year 2000, and the Company may resume the business relationship during fiscal year 2004. During fiscal 2000, the purchases of loans from the mortgage-banking firm amounted to $1.6 million with fees of $24 thousand paid to the firm. The loans were purchased at market rates and terms no more favorable to the mortgage-banking firm than those obtainable on an arm's-length basis.

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

In September 2002, 2001 and 2000, the Company paid 5% common stock dividends in the amounts of 216,000 shares, 206,000 shares and 195,000 shares, respectively, from authorized but unissued common stock with fractional shares being paid in the form of cash.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2003 and 2002 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since June 30, 2003 that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios for June 30, 2003 and June 30, 2002, as calculated under FDIC regulations are presented in the table as follows (dollars in thousands).


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                    -------------------------    ------------------------    -------------------------
                                       AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                    -----------    ----------    -----------    ---------    -----------    ----------
AS OF JUNE 30, 2003:
Total Capital
   (to Risk-Weighted Assets)           $60,424        14.26%        $33,901        8.00%        $42,377        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $55,126        13.01%        $16,951        4.00%        $25,426         6.00%
Tier 1 Capital
   (to Average Assets)                 $55,126         9.67%        $22,814        4.00%        $28,518         5.00%

AS OF JUNE 30, 2002:
Total Capital
   (to Risk-Weighted Assets)           $55,582        15.04%        $29,558        8.00%        $36,947        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $50,994        13.80%        $14,779        4.00%        $22,168         6.00%
Tier 1 Capital
   (to Average Assets)                 $50,994         9.35%        $21,807        4.00%        $27,259         5.00%

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

The following methods and assumptions were used to estimate the fair value of each major classification of financial instrument at June 30, 2003 and 2002:

Cash and cash equivalents:
-------------------------

Current carrying amounts approximate estimated fair value.

Trading account securities, securities held to maturity and securities available
--------------------------------------------------------------------------------
for sale:
--------

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

Off-Balance Sheet Instruments:
-----------------------------

The fair value of off-balance sheet instruments, including commitments to extend credit and stand-by letters of credit, is estimated using the fees currently charged to enter into similar agreements with comparable remaining terms and reflects the present creditworthiness of the counterparties.

The Company may utilize certain derivative instruments as a tool in its asset/liability management. At June 30, 2003, the Company has entered into a $20 million notional Interest Rate Swap, which has been classified as a fair value hedge of certain specific Federal Home Loan Bank Advances. As the terms of the Swap match that of the FHLBP Advances, the Swap is deemed a perfect hedge in accordance with SFAS No. 133 and changes in the fair market value of the Swap will increase (decrease) a Swap asset or liability with a corresponding offset to the FHLBP Advances. The interest differential paid or received is reflected as an increase (decrease) to the interest expense on the FHLBP Advances.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in thousands):


                                                                          AT JUNE 30,
                                            ---------------------------------------------------------------------
                                                           2003                                  2002
                                            ---------------------------------   ---------------------------------
                                                 CARRYING         ESTIMATED          CARRYING         ESTIMATED
                                                 AMOUNT          FAIR VALUE           AMOUNT         FAIR VALUE
                                            ----------------- ---------------   ----------------  ---------------
Financial Assets:
Cash and cash equivalents                           $  25,749       $  25,749          $  39,395        $  39,395
Trading account securities                                 10              10                 16               16
Investments securities available for sale             114,220         114,220            101,393          101,393
Investment securities                                  33,390          34,432             41,180           41,439
Loans receivable, net                                 384,828         396,934            363,702          371,385
Interest Rate Swap                                        376             376                 --                -
Accrued interest receivable                             2,428           2,428              2,543            2,543
                                            ----------------- ---------------   ----------------  ---------------
  Total financial assets                            $ 561,001       $ 574,149          $ 548,229        $ 556,171
                                            ================= ===============   ================  ===============


Financial Liabilities:
Deposits and repos                                  $ 427,944       $ 431,367          $ 404,229        $ 396,723
Borrowed funds                                         94,049         107,040            102,454          109,761
Trust preferred securities                             10,000          10,000             10,000           10,000
Accrued interest payable                                  652             652              1,465            1,465
                                            ----------------- ---------------   ----------------  ---------------
     Total financial liabilities                    $ 532,645       $ 549,059          $ 518,148        $ 517,949
                                            ================= ===============   ================  ===============

     The estimated fair value of the Company's off-balance sheet financial instruments is as follows (in thousands):


                                                                           AT JUNE 30,
                                              ----------------------------------------------------------------------
                                                            2003                                 2002
                                              ---------------------------------     --------------------------------
                                                 NOTIONAL          ESTIMATED          NOTIONAL         ESTIMATED
                                                  AMOUNT          FAIR VALUE           AMOUNT          FAIR VALUE
                                              ---------------    --------------     -------------    ---------------
Commitments to extend credit                     $ 50,900          $  509             $ 37,066           $  371
Standby letters of credit                           3,200              32                2,551               26

NOTE 14 - EMPLOYEE BENEFITS

Stock Compensation Program
--------------------------

The Company has two stock option plans (collectively, the "Plans") -- the 1993 Plan and the 1997 Plan. At June 30, 2003, an aggregate of 0 and 139,368, respectively, options available for grant under the 1993 Plan and the 1997 Plans, respectively. As of June 30, 2003, there were 284,959 and 584,501 options granted under the 1993 and 1997 Plan, respectively. Under the Plans, the option price per share for options granted may not be less than the fair market value of the common stock on the date of grant. Options may be granted under the 1993 Plan and the 1997 Plan during the ten-year periods ending August 2003 and August 2007, respectively, and options granted under the Plans are exercisable up to ten years from the date of grant. Rights to exercise options under the Plans may be limited by imposition of vesting schedules at the time the options are granted.

The following table is a summary of option transactions since June 30, 1999. These options and option prices for the years 2003, 2002, and 2001 have been adjusted to reflect the stock dividends.


                                        2003                         2002                          2001
                            ----------------------------- ---------------------------- -----------------------------
                                             WEIGHTED                     WEIGHTED                      WEIGHTED
                                              AVERAGE                      AVERAGE                       AVERAGE
                                             EXERCISE                     EXERCISE                      EXERCISE
                               SHARES          PRICE         SHARES         PRICE          SHARES         PRICE
                            ----------------------------- ---------------------------- -----------------------------
Number of outstanding at
  beginning of year             593,549      $  14.32        392,088      $  13.78         373,080      $  13.45
Granted                         205,642         18.96        248,682         14.62          61,052         14.98
Exercise                        (56,026)        12.45        (17,123)         7.85         (15,882)         8.80
Forfeited                       (32,069)        13.72        (30,098)        13.38         (26,162)        14.90
                            ------------                  -----------                  ------------
Outstanding at end of year      711,096         15.84        593,549         14.32         392,088         13.78
Exercisable at end of year      455,169         15.05        333,074         14.11         226,225         13.39
Weighted-average fair
  value of options granted    $    5.72                     $   4.66                      $   5.51

At June 30, 2003, the range of exercise prices was $6.92 to $22.13 and the weighted average remaining contractual life of the outstanding options is 7.73 years. The Black-Scholes option-pricing model was used to determine the grant-date fair value of options. Significant assumptions used in the model included a weighted average risk free rate of return of 3.25% in 2003, 5.09% in 2002, and 5.89% in 2001; expected option life of 6 years for 2003, 2002, and 2001 options; expected stock price volatility of 34.33% for 2003, 32.37% for 2002, and 33.61% for 2001 and expected dividends of 2.28%, 2.55%, and 2.59%, for 2003, 2002, and 2001, respectively.

Employee Stock Ownership Plan (ESOP)
------------------------------------

The Bank maintains an ESOP for all employees of the Bank with at least one year of credited service. Benefits become 20% vested after three years of service, increasing to 100% after seven years. Forfeitures are reallocated amongst remaining participating employees. Vested benefits are generally payable upon retirement, disability or separation from service.

The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the regulations of the Internal Revenue Service and the Department of Labor.

The ESOP has been funded by contributions from the Bank, and benefits to participants are normally paid in cash or whole shares of common stock.

The ESOP plan was established in October 1987. Contributions to the ESOP and forfeited shares were allocated among members on the basis of compensation. Dividends received on the ESOP shares are allocated to participants based on the number of shares held by each participant. A total of 9,197, 13,466 and 13,024 shares were allocated in fiscal 2003, 2002 and 2001, respectively. The shares of stock allocated by the ESOP during the three years ended June 30, 2003 were purchased by the plan from Company contributions and dividends received on the ESOP shares.

Contributions by the Bank to the ESOP in fiscal 2003, 2002 and 2001 amounted to $24 thousand, $50 thousand and $110 thousand, respectively, and are included in the accompanying consolidated statements of operations in salaries and employee benefits. The ESOP loans matured and were paid in April 1999.

Pension Plan
------------

The Bank has a noncontributory defined benefit pension plan, which is fully funded through a multi-employer investment trust covering qualified salaried employees. Costs recognized for the years ended June 30, 2003, 2002, and 2001, totaled $260 thousand, $209 thousand, and $82 thousand, respectively. Information relative to the financial status of the Bank's portion of the Plan is not currently available.

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

The following table highlights income statement and balance sheet information for each of the segments at or for the years ended June 30, 2003, 2002, and 2001 (in thousands):

FOR THE YEAR ENDED JUNE 30, 2003:         BANK          PCIS          TOTAL
-----------------------------------------------------------------------------
Net interest income                    $  17,810       $    13      $  17,823
Other income                               4,223         3,351          7,574
Total Net income                           4,949           313          5,262
Total assets                             582,665         1,863        584,528
Total interest-bearing deposits            8,047         1,391          9,438

Total trading securities                      --            10             10

FOR THE YEAR ENDED JUNE 30, 2002:         BANK          PCIS          TOTAL
-----------------------------------------------------------------------------
Net interest income                    $  18,073       $    33      $ 1 8,106
Other income                               1,826         3,522          5,348
Total Net income                           5,214           361          5,575
Total assets                             564,368         1,664        566,032
Total interest-bearing deposits           27,862         1,301         29,163
Total trading securities                      --            16             16

FOR THE YEAR ENDED JUNE 30, 2001:         BANK          PCIS          TOTAL
-----------------------------------------------------------------------------
Net interest income                    $  15,031       $    81      $  15,112
Other income                               2,338         3,592          5,930
Total Net income                           3,594           409          4,003
Total assets                             542,979         1,726        544,705
Total interest-bearing deposits           18,328         1,370         19,698
Total trading securities                      --            16             16

NOTE 17 - SUMMARIZED QUARTERLY FINANCIAL DATA FOR FISCAL 2003 AND 2002
(UNAUDITED)
(Dollars in thousands except per share data)


                                              2003                                        2002
                            ------------------------------------ ------------------------------------
                              First   Second     Third   Fourth    First   Second    Third    Fourth
                             Quarter  Quarter   Quarter  Quarter  Quarter  Quarter  Quarter   Quarter
                            -------- --------  -------- -------- -------- -------- --------  --------

Interest income               $8,420   $8,047    $7,672   $7,576  $ 9,205  $ 8,648  $ 8,327   $ 8,290
Interest expense               3,777    3,709     3,292    3,114    4,919    4,130    3,675     3,640
                            -------- --------  -------- -------- -------- -------- --------  --------
Net interest income            4,643    4,338     4,380    4,462    4,286    4,518    4,652     4,650
Provision for loan losses        411      101       (68)     705      131      147      149       120
                            -------- --------  -------- -------- -------- -------- --------  --------

Net interest income after
  provision for loan losses    4,502    4,237     4,448    3,757    4,155    4,371    4,503     4,530
Other income                   1,773    2,076     1,826    1,899    1,555    1,718    1,560       515
Operating expenses             4,321    4,396     4,385    4,527    3,768    4,116    4,128     3,965
                            -------- --------  -------- --------  -------  ------- -------   --------
Income before income taxes     1,954    1,917     1,889    1,129    1,942    1,973    1,935     1,080
Income tax expense
  (benefit)                      489      494       408      236      480      496      456       (77)
                            -------- --------  -------- -------- -------- -------- --------  --------
NET INCOME                    $1,465   $1,423    $1,481     $893  $ 1,462  $ 1,477  $ 1,479   $ 1,157
                            ======== ========  ======== ======== ======== ======== ========  ========

EARNINGS PER COMMON SHARE(1)
  Basis                        $0.32    $0.31     $0.33    $0.20  $  0.34  $  0.34  $  0.34   $  0.27
                            ======== ========  ======== ======== ======== ======== ========  ========
  Diluted                      $0.32    $0.30     $0.31    $0.19  $  0.34  $  0.34  $  0.34   $  0.27
                            ======== ========  ======== ======== ======== ======== ========  ========

(1) Earnings per share have been restated to reflect the effects of the 5% stock dividends paid in September 2002 and 2001.

NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION (IN THOUSANDS)
Financial information of Chester Valley Bancorp Inc. (parent company only) follows:

STATEMENTS OF FINANCIAL CONDITION                              JUNE 30,
                                                      -------------------------
                                                           2003            2002
                                                      ------------   ----------
ASSETS
  On deposit with subsidiaries                            $    454     $    120
  Securities available for sale                              1,236        1,966
  Investment in subsidiaries                                57,741       52,117
  Other assets                                                 466          353
                                                      ------------   ----------
    TOTAL ASSETS                                          $ 59,897     $ 54,556
                                                      ============   ==========

LIABILITIES
  Other liabilities                                       $     16     $     75
  Subordinated debentures                                   10,310       10,310
                                                      ------------   ----------
    TOTAL LIABILITIES                                       10,326       10,385

STOCKHOLDERS' EQUITY                                        49,571       44,171
                                                      ------------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 59,897     $ 54,556
                                                      ============   ==========



STATEMENTS OF OPERATIONS                                                          YEAR ENDED JUNE 30,
                                                                       --------------------------------------
                                                                           2003          2002          2001
                                                                       -------------------------------------
INCOME
  Dividends from subsidiaries                                             $ 1,250       $ 1,540      $ 1,200
  Equity in undistributed income of subsidiaries                            4,461         4,199        2,708
  Interest and other income                                                   218            69          103
                                                                       ----------    ----------    ---------
TOTAL INCOME                                                                5,929         5,808        4,011

EXPENSE
  Other expense                                                               667           233            8
                                                                       ----------    ----------    ---------
NET INCOME                                                                $ 5,262       $ 5,575      $ 4,003
                                                                       ==========    ==========    =========


STATEMENTS OF CASH FLOWS                                                          YEAR ENDED JUNE 30,
                                                                       -------------------------------------
                                                                           2003          2002          2001
                                                                       -------------------------------------
OPERATING ACTIVITIES:
  Net income                                                              $ 5,262       $ 5,575     $  4,003
  Add (deduct) items not affecting cash flows from
    operating activities:
      Equity in undistributed income of subsidiaries                       (4,461)       (4,199)      (2,708)
      Loss (Gain) on sale of investment securities                           (147)           24           --
      (Increase) decrease in other assets, net                               (221)         (274)           3
      Increase (decrease) in other liabilities                                (59)           75           --
                                                                       ----------    ----------    ---------
    NET CASH FLOWS FROM OPERATING ACTIVITIES                                  374         1,201        1,298
                                                                       ----------    ----------    ---------
INVESTMENT ACTIVITIES:
  Purchase of securities available for sale                                    --            --           --
  Proceeds from sales and calls of securities available for sale            1,105            --           --
                                                                       ----------    ----------    ---------
  Net cash flows used in investment activities                              1,105            --           --
                                                                       ----------    ----------    ---------
FINANCING ACTIVITIES:
  Capital contribution to subsidiaries                                         --        (9,760)          --
  Proceeds from the issuance of subordinated debentures                        --        10,310           --
  Cash dividends                                                           (1,796)       (1,709)      (1,463)
  Payment for fractional shares                                                --            (5)          (7)
  Common stock repurchased                                                   (452)         (664)        (219)
  Proceeds from exercise of stock options, net of tax benefit                 364           141          248
  Proceeds from issuance of common stock                                      739            --          116
                                                                       ----------    ----------    ---------
  Net cash flows used in financing activities                              (1,145)       (1,687)      (1,325)
                                                                       ----------    ----------    ---------
NET INCREASE (DECREASE) IN CASH                                               334          (486)         (27)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                         120           606          633
                                                                       ----------    ----------    ---------
  END OF PERIOD                                                            $  454       $   120     $    606
                                                                       ==========    ==========    =========
NON-CASH ITEMS:
  Net unrealized (loss) gain on investment securities
    available for sale, net of taxes                                       $  634       $  (649)    $ (1,892)
                                                                       ==========    ==========    =========
Stock dividend issued                                                     $ 3,518       $ 2,882     $  3,344
                                                                       ==========    ==========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9a. CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or15(d)-15(f) under the Securities Exchange Act f 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from pages 3 to 8 of the Company's Definitive Proxy Statement for the Annual meeting of Stockholders to be held on October 22, 2003, which was filed with the SEC on September 15, 2003 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference on pages 8 to 14 of the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from pages 2 to 3 of the Company's Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference to page 15 through page 18 of the Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The information required herein is incorporated by reference to page 18 of the Definitive Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following consolidated financial statements and report of Independent Auditors of Chester Valley Bancorp Inc. and Subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

          (a) Consolidated Statements of Financial Condition at June 30, 2003 and 2002.
          (b) Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002, and 2001.
          (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2003, 2002, and 2001.
          (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001.
          (e)  Notes to Consolidated Financial Statements.
          (f)  Report of Independent Auditors.

     (2) Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K

     None

(c)  The following exhibits are filed as a part of this Form 10-K.

                                INDEX TO EXHIBITS

Number          Description of Documents
---------       ------------------------

3a              Restated Articles of Incorporation**
3b              Bylaws, as amended
4               Specimen Stock Certificate*
10a             Key Employee Stock Compensation Program, as amended**
10b             Employee Stock Ownership Plan**
10c             Employment Agreement By and Between the Holding Company, the
                Bank and Donna M. Coughey
10e             Employment Agreement By and Between the Holding Company, the
                Bank and Colin N. Maropis**
10h             Employment Agreement By and Between the Holding Company, the
                Bank and Albert S. Randa
10j             Amendment No. 1 to the Employment Agreement By and Between the
                Holding Company, the Bank and Colin N. Maropis ***
10k             Change in Control Agreement By and Between the Holding Company,
                the Bank and Joseph T. Crowley
10l             Change in Control Agreement By and Between the Holding Company,
                the Bank and Michael Sexton
10m             Form of Change in Control Agreement By and Between the Holding
                Company, the Bank and G. Richard Bertolet, Christopher Breslin,
                Matthew Kelly, Margaret Leimkuhler and Thomas Varley
101             1997 Stock Option Plan as amended ****
10m             1993 Stock Option Plan as amended
11              Statement re: computation of per share earnings - reference is made to Item 8 hereof
21              Subsidiaries of the Registrant - Reference is made to Item, 1,
                Business - Subsidiaries," for the required information
23              Consent of Independent Auditors
31.1            Certification of the Chief Executive Officer pursuant to
                Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 12, 2003 *****

31.2            Certification of the Chief Financial Officer pursuant to R
                Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 12, 2003 *****
32.1            Certification of the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 dated September 12, 2003 *****
32.2            Certification of the Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 dated September 12, 2003 *****
(*)             Incorporated herein by reference from the Company's Registration
                Statement on Form S-4 (33-30433) dated August 10, 1989
(**)            Incorporated  herein by reference from the Company's Annual
                Report on Form 10-KSB for the year ended June 30, 1990
(***)           Incorporated herein by reference from the Company's Annual
                Report on Form 10-KSB for the year ended June 30, 1992
(****)          Incorporated herein by reference from the Company's Annual
                Report on Form 10-KSB for the year ended June 30, 1997
(*****)         Filed herewith.
(d)             Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHESTER VALLEY BANCORP INC.

Dated: September 12, 2003    By: /s/ Donna M. Coughey
                                 -----------------------------------------------
                                 Donna M. Coughey
                                 Director, President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                         Title                                 Date

/s/ Robert J. Bradbury                 Secretary                             September 12, 2003
------------------------------------
Robert J. Bradbury

/s/ Edward T. Borer                    Director                              September 12, 2003
------------------------------------
Edward T. Borer

/s/ Donna M. Coughey                   Director, President and Chief         September 12, 2003
------------------------------------   Executive Officer
Donna M. Coughey

/s/ John J. Cunningham, III            Director                              September 12, 2003
------------------------------------
John J. Cunningham, III

/s/ Gerard F. Griesser                 Director                              September 12, 2003
------------------------------------
Gerard F. Griesser

/s/ James E. McErlane                  Director and Chairman of              September 12, 2003
------------------------------------   the Board
James E. McErlane

/s/ Emory S. Todd                      Director                              September 12, 2003
------------------------------------
Emory S. Todd

/s/Madeline Wing Adler                 Director                              September 12, 2003
------------------------------------
Madeline Wing Adler

/s/ William M. Wright                  Director                              September 12, 2003
------------------------------------
William M. Wright

/s/ Joseph T. Crowley                  Chief Financial Officer               September 12, 2003
------------------------------------
Joseph T. Crowley