Form 10-Q
period 2003-09-30
CHESTER VALLEY BANCORP INC
filed 2003-11-14
CIK 854098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


       [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                      -------    --------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES         NO    X
                                               -------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK ($1.00 PAR VALUE)                        4,833,001
   ------------------------------                ------------------------
       (Title of Each Class)                    (Number of Shares Outstanding
                                                    as of November 6, 2003)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                           Page
PART 1.  FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         September 30, 2003 and June 30, 2003 (Unaudited)                   1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended September 30, 2003 and 2002 (Unaudited)         2

         STATEMENT OF OTHER COMPREHENSIVE INCOME
         Three Months Ended September 30, 2003 and 2002 (Unaudited)         3

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three Months Ended September 30, 2003 and 2002 (Unaudited)         4

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS             5 - 12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             13 - 21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                            21 - 23

ITEM 4.  CONTROLS AND PROCEDURES                                           24


PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                 25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               25

ITEM 5.  OTHER INFORMATION                                                 25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  25

SIGNATURES                                                                 26
----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                  SEPTEMBER 30,    JUNE 30,
                                                                      2003          2003
                                                                  ------------  -----------
                                                                         (UNAUDITED)
ASSETS                                                              $  12,284    $  16,311
  Cash and due from banks
  Interest-bearing deposits                                            13,435        9,438
                                                                    ---------    ---------
    TOTAL CASH AND CASH EQUIVALENTS                                    25,719       25,749
                                                                    ---------    ---------
  Investment securities available for sale                            107,733      114,230
  Investment securities held to maturity (fair value -
    September 30, 2003, $36,804;
    June 30, 2003, $34,432)                                            36,164       33,390
  Loans held for sale                                                   4,398        3,866

  Loans receivable                                                    402,928      387,310
    Deferred fees                                                        (794)        (933)
    Allowance for loan losses                                          (5,774)      (5,415)
                                                                    ---------    ---------
      Loans receivable, net                                           396,360      380,962
                                                                    ---------    ---------

  Accrued interest receivable                                           2,461        2,428
  Property and equipment - net                                         12,321       12,349
  Bank owned life insurance                                             5,235        5,164
  Other assets                                                          7,895        6,390
                                                                    ---------    ---------
    TOTAL ASSETS                                                    $ 598,286    $ 584,528
                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                        $ 398,785    $ 400,586
    Securities sold under agreements to repurchase                     26,164       27,358
    Advance payments by borrowers for taxes and insurance                 733        2,038
    Federal Home Loan Bank advances                                   111,755       94,049
    Trust preferred securities                                         10,000       10,000
    Accrued interest payable                                              621          652
    Other liabilities                                                     315          274
                                                                    ---------    ---------
      TOTAL LIABILITIES                                               548,373      534,957
                                                                    ---------    ---------

Commitments and contingencies (Note 4)
Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                               --           --
  Common stock - $1.00 par value;
    10,000,000 shares authorized;
    4,833,034 and 4,570,993 shares issued at September 30,
    2003 and June 30, 2003, respectively                                4,833        4,571
  Additional paid-in capital                                           35,600       30,315
  Retained earnings - partially restricted                             10,038       14,064
  Treasury stock (583 and 556 shares at September 30, 2003 and
    June 30, 2003, respectively, at cost)                                 (13)         (13)
  Accumulated other comprehensive loss, net of tax                       (545)         634
                                                                    ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                         49,913       49,571
                                                                    ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 598,286    $ 584,528
                                                                    =========    =========

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                                2003          2002
                                                         ---------------  ---------------
                                                                   (Unaudited)
INTEREST INCOME:
  Loans                                                       $    6,094   $    6,612
  Mortgage-backed securities                                         342          387
  Interest-bearing deposits                                            8           91
  Investment securities:
    Taxable                                                          546          862
    Non-taxable                                                      437          468
                                                              ----------   ----------
    TOTAL INTEREST INCOME                                          7,427        8,420
                                                              ----------   ----------
INTEREST EXPENSE:
  Deposits                                                         1,430        2,233
  Securities sold under agreements to repurchase                      32           59
  Short-term borrowings                                               27          310
  Long-term borrowings                                             1,230        1,175
                                                              ----------   ----------
    TOTAL INTEREST EXPENSE                                         2,719        3,777
                                                              ----------   ----------
NET INTEREST INCOME                                                4,708        4,643
  Provision for loan losses                                          380          141
                                                              ----------   ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            4,328        4,502
                                                              ----------   ----------
OTHER INCOME:
  Investment services income                                         984          892
  Service charges and fees                                           771          714
  Gain on the sale of:
    Loans                                                             72            9
    Available for sale securities                                     75          116
  Other                                                              112           42
                                                              ----------   ----------
    TOTAL OTHER INCOME                                             2,014        1,773
                                                              ----------   ----------
OPERATING EXPENSES:
  Salaries and employee benefits                                   2,440        2,480
  Occupancy and equipment                                            709          706
  Data processing                                                    233          257
  Advertising                                                         29           35
  Deposit insurance premiums                                          15           16
  Other                                                              961          827
                                                              ----------   ----------
    TOTAL OPERATING EXPENSES                                       4,387        4,321
                                                              ----------   ----------
  Income before income taxes                                       1,955        1,954
  Income tax expense                                                 441          489
                                                              ----------   ----------
    NET INCOME                                                $    1,514   $    1,465
                                                              ==========   ==========
EARNINGS PER SHARE (1)
  Basic                                                       $     0.32   $     0.31
                                                              ==========   ==========
  Diluted                                                     $     0.30   $     0.30
                                                              ==========   ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                    $     0.10   $     0.09
                                                              ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                        4,804,445    4,755,167
                                                              ==========   ==========
  Diluted                                                      4,995,730    4,814,008
                                                              ==========   ==========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2003 and 2002

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                                 2003          2002
                                                          ---------------  ---------------
                                                               (Unaudited)
NET INCOME                                                    $    1,514   $    1,465

Other comprehensive income, net of tax:
  Net unrealized holding (losses) gains on
    securities available for sale during the period               (1,129)         676
  Reclassification adjustment for (gains)
    included in net income                                           (50)         (77)
                                                              ----------   ----------
COMPREHENSIVE INCOME                                          $      335   $    2,064
                                                              ==========   ==========

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                        2003             2002
------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
Net income                                                                         $   1,514            $   1,465
Add (deduct) items not affecting cash flows provided by operating activities:
  Depreciation                                                                           259                  267
  Provision for loan losses                                                              380                  141
  (Gain) loss on sale of securities available for sale                                   (75)                (116)
  Originations of loans held for sale                                                 (7,123)              (4,823)
  Proceeds from sale of loans held for sale                                            6,663                3,660
  Gain on sale of loans held for sale                                                    (72)                  (9)
  Amortization of deferred loan fees, discounts and premiums                              66                 (100)
  Increase in accrued interest receivable                                                (33)                (224)
  Increase in value of bank owned life insurance                                         (71)                  --
  (Increase) decrease in other assets                                                 (1,052)                 151
  Increase in other liabilities                                                           41                  170
  Decrease in accrued interest payable                                                   (31)                 (14)
------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                          466                  568
------------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided from investment activities:
  Capital expenditures                                                                  (231)                (291)
  Net increase in loans                                                              (15,607)             (12,277)
  Purchase of investment securities                                                   (5,328)              (1,822)
  Proceeds from maturities, payments and calls of investment securities                2,516                6,719
  Purchase of securities available for sale                                          (24,124)             (21,253)
  Proceeds from sales and calls of securities available for sale                      28,865               10,008
------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                         (13,909)             (18,916)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net (decrease) increase in deposits before interest credited                        (3,147)              11,049
  Interest credited to deposits                                                        1,346                2,033
  (Decrease) increase in securities sold under agreements to repurchase               (1,194)               6,041
  Proceeds from FHLB advances                                                        134,477                   --
  Repayments of FHLB advances                                                       (116,771)                (311)
  Decrease in advance payments by borrowers for taxes and insurance                   (1,305)              (1,775)
  Cash dividends on common stock                                                        (458)                (431)
  Common stock issued                                                                     --                  275
  Payment for fractional shares                                                           (7)                  --
  Stock options exercised                                                                472                   --
------------------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                                       13,413               16,881
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                (30)              (1,467)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                 25,749               39,395
                                                                                   ---------            ---------
  End of period                                                                    $  25,719            $  37,928
                                                                                   =========            =========
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                            $      75            $     150
  Interest                                                                         $   2,750            $   3,791

NON-CASH ITEMS:
  Stock dividend issued                                                            $   5,075            $   3,518
  Net unrealized (loss) gain on investment securities available for sale,
    net of tax                                                                     $  (1,179)           $     599

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a Pennsylvania-chartered savings association, and Philadelphia Corporation for Investment Services ("Phila. Corp."), a full service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank. As a consequence of such charter conversion and with the approval by the Federal Reserve Bank of Philadelphia under delegated authority from the Board of Governors of the Federal Reserve System ("FRB"), the Holding Company became a bank holding company that has also been designated by the FRB as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company.

The Bank provides a wide range of banking services to individual and corporate customers through its ten full-service branch offices in Chester County, Pennsylvania. The Bank provides a wide range of lending products including commercial real estate, commercial business, consumer as well residential real estate. Its lending activities are funded primarily with retail and business deposits and borrowings. Phila. Corp. is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission ("SEC"). It provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. Phila. Corp.'s offices are located in Wayne and Philadelphia, Pennsylvania.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company, the Bank and Phila. Corp. The accounts of the Bank include its wholly-owned subsidiaries, First Financial Investments Inc. and D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries thereof. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current period's presentation.

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

The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2003.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123 "Accounting for Stock-based Compensation", and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for plans and provide the required pro-forma disclosures of SFAS No. 123.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The requirements of Statement No. 148 are effective for financial statements for fiscal years beginning after December 15, 2002; the disclosure requirements for the annual period financial statements of the Statement are included in this report.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands except per share amounts):

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                        2003          2002
                                                       ------------------------
Net income, as reported                                $  1,514     $  1,465
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                        (59)        (284)
                                                       ------------------------
Pro forma net income                                   $  1,455     $  1,181
                                                       ========================

Earnings per share:
  Basic - as reported                                  $   0.32     $   0.31
                                                       ========================
  Basic - pro forma                                    $   0.30     $   0.25
                                                       ========================

  Diluted - as reported                                $   0.30     $   0.30
                                                       ========================
  Diluted - pro forma                                  $   0.29     $   0.25
                                                       ========================

The effects of pro-forma net income and diluted earnings per share of applying the disclosure requirements of Statement No. 123 and Statement No. 148 for past fiscal quarters may not be representative of the future pro-forma effects on net income and earnings per share due to the vesting provisions of the options and future awards that are available to be granted.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2003 and 2002.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ---------------------------
                                                       2003            2002
                                                     ----------      -----------

Numerator:
  Net income                                         $    1,514      $    1,465
                                                     ==========      ==========

Denominator:
  Denominator for basic per share-
  weighted average shares                             4,804,445       4,755,167

Effect of dilutive securities:
  Stock options                                         191,285          58,841
                                                     ----------      ----------

Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  Exercise                                            4,995,730       4,814,008
                                                     ==========      ==========

Basic earnings per share                             $     0.32      $     0.31
                                                     ==========      ==========
Diluted earnings per share                           $     0.30      $     0.30
                                                     ==========      ==========

The number of anti-dilutive stock options included was 138,285 and 119,923 for the three-month periods ended September 30, 2003 and 2002, respectively.

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                                  SEPTEMBER 30,      June 30,
                                                      2003             2003
                                                  -------------   ------------
First mortgage loans:
  Residential real estate                               $84,586       $101,997
  Construction-residential                               21,846         22,877
  Land acquisition and development                       17,242         17,964
  Commercial real estate                                134,933        122,207
  Construction-commercial                                18,048         16,232
Commercial business                                      44,634         43,059
Consumer                                                105,460         88,918
                                                  -------------   ------------
TOTAL LOANS                                             426,749        413,254
                                                  -------------   ------------

Less:
  Undisbursed loan proceeds:
     Construction-residential                           (20,771)       (22,359)
     Construction-commercial                             (3,050)        (3,585)
  Deferred loan fees - net                                 (794)          (933)
  Allowance for loan losses                              (5,774)        (5,415)
                                                  -------------   ------------
NET LOANS                                              $396,360       $380,962
                                                  =============   ============

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, and commercial business loans less than $100,000 are evaluated as a group. Commercial business loans greater than $100,000, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio, delinquency trends, economic conditions as well as the volume of non-performing loans. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At September 30, 2003 and June 30, 2003, the recorded investment in impaired loans was $3.8 million and $3.2 million, respectively. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans: impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

NOTE 4 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $7.0 million as of September 30, 2003, of which $3.0 million were variable-rate loans. The balance of the commitments represents $4.0 million fixed rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 4.63% and 7.50%. At September 30, 2003, the Company had $23.8 million of undisbursed construction loan funds as well as $65.1 million of undisbursed remaining consumer and commercial line balances.

NOTE 5 - TRUST PREFERRED SECURITIES

On March 26, 2002, the Company issued $10.3 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity. The Trust then issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity date in the year 2032.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At September 30, 2003 and June 30, 2003 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since September 30, 2003 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                    -------------------------    ------------------------    -------------------------
                                      AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                    -----------    ----------    -----------    ---------    -----------    ----------
AS OF SEPTEMBER 30, 2003:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)          $66,077        14.71%        $35,948        8.00%        $44,935        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $60,458        13.45%        $17,974        4.00%        $26,961         6.00%
Tier 1 Capital
   (to Average Assets)                $60,458        10.36%        $23,341        4.00%        $29,176         5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)          $62,250        13.88%        $35,888        8.00%        $44,860        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $56,640        12.63%        $17,944        4.00%        $26,916         6.00%
Tier 1 Capital
   (to Average Assets)                $56,640         9.77%        $23,186        4.00%        $28,983         5.00%

AS OF JUNE 30, 2003:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)          $64,243        15.14%        $33,950        8.00%        $42,437        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $58,937        13.89%        $16,975        4.00%        $25,462         6.00%
Tier 1 Capital
   (to Average Assets)                $58,937        10.29%        $22,903        4.00%        $28,629         5.00%

BANK
TOTAL CAPITAL
   (to Risk-Weighted Assets)          $60,424        14.26%        $33,901        8.00%        $42,377        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)          $55,126        13.01%        $16,951        4.00%        $25,426         6.00%
Tier 1 Capital
   (to Average Assets)                $55,126         9.67%        $22,814        4.00%        $28,518         5.00%

NOTE 7 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At September 30, 2003, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR and 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain deposits, which could negatively impact earnings in a rising interest rate environment.

The fair market value of the cap has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The fair value of the interest rate cap at September 30, 2003 was $646,400.

NOTE 8 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and Phila. Corp. First Financial operates a branch bank network with ten full-service banking offices and provides primarily deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters and at Phila. Corp.. Phila. Corp. operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are no material intersegment sales or transfers.

Phila. Corp. was acquired by the Company on May 29, 1998. Since such time, the Company's reportable segments have been its two independent financial services institutions.

The following table highlights income statement and balance sheet information for each of the segments at or for September 30, 2003 and 2002:


                                                AT AND DURING THE THREE MONTHS ENDED SEPTEMBER 30,
                                                2003                                          2002
                             -------------------------------------------    ----------------------------------------
                                               PHILA.                                        PHILA.
                                 BANK           CORP.           TOTAL          BANK           CORP.           TOTAL
                             ------------    -----------    ------------    -----------    ------------    ---------

Net interest
  Income                     $  4,706         $    2         $  4,708       $  4,639          $    4       $  4,643
Other income                    1,134            880            2,014            982             791          1,773
Total net income                1,422             92            1,514          1,377              88          1,465
Total assets                  596,017          2,269          598,286        583,323           1,810        585,133
Total interest-
  bearing deposits             11,574          1,861           13,435         32,370           1,537         33,907


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AMENDMENT OF STATEMENT 133

In April 2003, the FASB issued Statement No.149, Amendment of Statement No.133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivatives imbedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement did not have a material impact on the Company's consolidated earnings, financial condition or equity.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Effective for financial instruments entered into or modified after May 31, 2003 and otherwise, is effective at the beginning of the first interim period after June 15, 2003. The adoption of this Statement did not have an impact on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

In this Form 10-Q, the Company has included certain "forward looking statements", either express or implied, which concern anticipated future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-Q. The Company has used "forward looking statements" to describe certain of its future plans and strategies including management's current expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy involve certain risks, uncertainties, estimates, and assumptions, which are subject to factors beyond the Company's control. Consequently, the Company's actual results could differ materially from management's expectations. Factors that could affect results include, but are not limited to, interest rate trends, loan delinquency rates, changes in federal and state banking regulations, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, and other uncertainties described in the Company's filings with the Securities and Exchange Commission, including this Form 10-Q. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether written or oral that may be made from time to time by or on the Company's behalf.

GENERAL

The Company's results of operations depend largely on its net interest income, which is the difference between interest income on interest-earning assets, which consists principally of loans and investment securities, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. Net interest income is determined by the Company's interest rate spread (the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

The Company's results of operations also are affected by the provision for loan losses resulting from management's assessment of the allowance for loan losses; the level of its non-interest income, including investment service fees, loan and deposit service fees and related income, and gains and losses from the sales of loans and securities; the level of its non-interest expense, including salaries and employee benefits, occupancy and equipment expense, data processing services, deposit insurance premiums, advertising, other operating costs; and income tax expense.

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

The two primary objectives of the Company's strategic plan are to increase loans, in particular commercial business and real estate and construction loans, consumer loans and core deposits (consisting of all deposits other than certificates of deposits). The Company's net loans increased by $15.4 million, or 4.04%, from $381.0 million at June 30, 2002 to $396.4 million at September 30, 2003. The growth of core deposits was $15.4 million, or 6.1%, from $254.0 million at June 30, 2003 to $269.4 million at September 30, 2003.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 55.5% of its total loan portfolio at September 30, 2003 compared to 53.8% at June 30, 2003. Single-family and multi-family residential loans comprised 19.8% of the Company's loan portfolio at September 30, 2003 as compared to 24.7% at June 30, 2003.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans increased to $4.6 million at September 30, 2003 compared to $4.2 million at June 30, 2003. Included in the totals at both dates is a single commercial real estate loan in the amount of $3.0 million. Although the loan is current in the payment of interest as it has been due and the next quarterly payment is backed by a letter of credit from an independent bank, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity, the borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. The increase of non-accrual loans of $400,000 from June 30, 2003 is attributed to a single borrower who is current in his debt service payments but has encountered financial difficulties. The loan was placed on non-accrual and payments received are being applied to reduce principal, as the underlying collateral may be insufficient to cover the principal balance of the loans.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $143.9 million at September 30, 2003 compared to $147.6 million at June 30, 2003. This decrease was largely due to accelerated principal repayment within the mortgage-backed security portfolio. In addition, the Company had short-term interest-bearing deposits of $13.4 million at September 30, 2003 compared to $9.4 million at June 30, 2003.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $269.4 million or 67.6% of the Company's total deposits at September 30, 2003, as compared to $254.0 million or 63.4% at June 30, 2003. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2004 is on increasing commercial and consumer core deposits and relying less on higher rate certificates of deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.


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

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At September 30, 2003, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount interest rate swap transaction to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR and 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain deposits, which could negatively impact earnings in a rising interest rate environment.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market, NOW accounts and savings deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at September 30, 2003 is on page 23.

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

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $598.3 million at September 30, 2003 from $584.5 million at June 30, 2003, principally due to a $15.4 million increase in loans receivable to $396.4 million at September 30, 2003 from $381.0 million at June 30, 2003. In line with its strategy, the growth occurred principally in the consumer and commercial loan portfolios. Residential mortgage loans as a percentage of total loans was reduced from 24.7% at June 30, 2003 to 19.8% at September 30, 2003. The loan growth was partially offset by a $3.7 million decrease in investment securities due largely to accelerated principal repayments within the mortgage-backed security portfolio.

Deposits decreased by $1.8 million as higher rate municipal and retail certificates of deposit totaling $17.2 million matured and were partially replaced by money market and demand deposits aggregating $15.4 million. Federal Home Loan Bank Advances increased $17.7 million to fund the above noted asset growth as well as the net decrease in deposits.

Stockholders' equity increased by $342,000 at September 30, 2003 as compared to June 30, 2003, primarily as a result of net income of $1.5 million and the issuance of common stock as a result of the exercise of stock options of $472,000. These were partially offset by the payment of cash dividends of $457,000 and a change in accumulated other comprehensive income of $1.2 million related to unrealized losses on securities available for sale, net of tax.

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

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------
                                                            2003                                 2002
                                               --------------------------------     --------------------------------
                                                                      (DOLLARS IN THOUSANDS)
                                                AVERAGE                YIELD/        AVERAGE                YIELD/
                                                BALANCE    INTEREST     RATE         BALANCE    INTEREST     RATE
                                               ---------   ---------  --------      ---------   ---------   -------
ASSETS:
  Loans and loans held for sale (1)            $ 398,650   $   6,108     6.13%      $ 372,994   $   6,631     7.11%
  Securities and other investments (1)           154,281       1,496     3.88%        174,157       1,982     4.55%
                                               ---------   ---------  --------      ---------   ---------   -------
  Total interest-earning assets (1)              552,931       7,604     5.50%        547,151       8,613     6.30%
                                                           ---------                            ---------
  Non-interest earning assets                     41,552                               36,566
                                               ---------                            ---------
  TOTAL ASSETS                                 $ 594,483                            $ 583,717
                                               =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $ 422,610       1,462     1.38%      $ 410,052       2,292     2.22%
  FHLB advances and other borrowings (2)         111,551       1,257     4.48%        112,293       1,485     5.25%
                                               ---------   ---------  --------      ---------   ---------   -------
TOTAL INTEREST-BEARING LIABILITIES (2)           534,161       2,719     2.03%        522,345       3,777     2.87%
                                               ---------   ---------  --------      ---------   ---------   -------
  Non-interest-bearing liabilities                10,886                               16,174
  Stockholders' equity                            49,436                               45,198
                                               ---------                            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 594,483                            $ 583,717
                                               =========                            =========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $   4,885     3.47%                  $   4,836     3.43%
                                                           =========  ========                  =========   =======

NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                  $  18,770                 3.51%      $  24,806                 3.51%
                                               =========              ========      =========               =======

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                            104%                                 105%
                                                                      ========                              =======

(1) Yield calculated using 30/360 day basis.
(2) Yield calculated based on the actual number of days.


The following details the tax equivalent adjustments in the above table:


                                              THREE MONTHS ENDED SEPTEMBER 30,
                   -------------------------------------------------------------------------------------
                                     2003                                          2002
                   -----------------------------------------     ---------------------------------------
                     INTEREST         TAX         ADJUSTED         INTEREST         TAX         ADJUSTED
                      INCOME      ADJUSTMENT       INCOME           INCOME      ADJUSTMENT       INCOME
                   -----------------------------------------     ---------------------------------------
                                                    (Dollars in thousands)
Loans                $ 6,094        $   14        $ 6,108          $ 6,612        $   19        $ 6,631
Investments            1,333           163          1,496            1,808           174          1,982
                   --------------------------------------        --------------------------------------
Total                $ 7,427        $  177        $ 7,604          $ 8,420        $  193        $ 8,613
                   ======================================        ======================================

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


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------------
                                                        2003 COMPARED TO 2002               2002 COMPARED TO 2001
                                                     INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                                   ------------------------------      ------------------------------
                                                     VOLUME      RATE       TOTAL        VOLUME      RATE      TOTAL
                                                   ------------------------------      ------------------------------
                                                                          (Dollars in thousands)
Interest income on interest-earning assets:
  Loans and loans held for sale                     $ 2,256    $(2,779)   $  (523)      $ 1,969    $(2,176)   $  (207)
  Securities and other investments                     (207)      (279)      (486)          176       (776)      (600)
                                                   -------------------------------     -------------------------------
    Total interest income                             2,049     (3,058)    (1,009)        2,145     (2,952)      (807)
                                                   -------------------------------     -------------------------------

Interest expense on interest-bearing liabilities:
  Deposits and repurchase
   agreements                                           443     (1,273)      (830)          (32)    (1,408)    (1,440)
  FHLB advances and other
   borrowings                                           (12)      (216)      (228)        1,008       (710)       298
                                                   -------------------------------     -------------------------------
    Total interest expense                              431     (1,489)    (1,058)          976     (2,118)    (1,142)
                                                   -------------------------------     -------------------------------
Net change in net interest income                   $ 1,618    $(1,569)   $    49       $ 1,169    $  (834)   $   335
                                                   ===============================     ===============================

Net interest income, on a fully tax equivalent basis, increased $49,000 or 1% for the three-month period ended September 30, 2003, compared to the same period in 2002. The net interest margin was stable at 3.51% for both periods. Total interest income, on a fully tax equivalent basis, decreased 11.6% to $7.6 million for the three-month period ended September 30, 2003, from $8.6 million for the same period in 2002, primarily as a result of declining market interest rates during the year which was partially offset by an increase in average interest-earning assets of $5.8 million.

Total interest expense decreased 28.9% to $2.7 million from $3.8 million for the three month periods ended September 30, 2003 and September 30, 2002, respectively. The decline is due largely to (a) general decline in market interest rates over the twelve month period, (b) a change in the mix of the deposit base from higher costing certificates of deposits to core deposits (Demand deposits, Savings and Money Market Accounts) and (c) the conversion of approximately $41.0 million of high costing fixed rate Federal Home Loan Bank Advances to lower costing variable rates through the use of interest rate swaps entered into during the period June 2003 through August 2003. Offsetting part of the decrease was an increase in the average balance of interest-bearing liabilities of $11.8 million to $534.2 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $239,000, or 169.5%, for the three-months ended September 30, 2003 to $380,000 as compared to $141,000 for the three-months ended September 30, 2002. The increase is due principally to growth in the loan portfolio as well as a change in the mix of the portfolio.

OTHER INCOME

Total other income increased $241,000 or 13.6% for the three-months ended September 30, 2003 compared to the three-months ended September 30, 2002. The increase is due principally to (a) $92,000 increase in investment services income from Uvest and Phila. Corp.'s revenues increased as brokerage transactions increased year over year, (b) loan and deposit fees increased $57,000 due primarily to a larger core deposit base and (c) increased gains on the sale of loans due to an increase in the volume of loan sales.

OPERATING EXPENSES

Total operating expenses increased by $66,000 or 1.5% for the three-months ended September 30, 2003 as compared to the three-months ended September 30, 2002. Increases in expenses associated with checking accounts and other core deposits as well as legal expense associated with a Corporate Governance review were offset by small declines in compensation and employee benefits, data processing and deposit insurance premiums.

INCOME TAX EXPENSE

Income tax expense declined by $48,000 for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 due to a reduction in the effective tax rate from 25.0% to 22.6% from September 30, 2002 to September 30, 2003. The reduction is the result of higher percentage of the Company's income before taxes being derived from tax-exempt investments as well as various federal tax credits received by the Company.

                                  ASSET QUALITY

Non-performing loans totaled $4.6 million and $4.2 million at September 30, 2003 and June 30, 2003, respectively. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. Included in the totals at both dates is a single commercial real estate loan in the amount of $3.0 million. Although the loan is current in the payment of interest as it has been due and the next quarterly payment is backed by a letter of credit from an independent bank, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity, the borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. The increase of non-accrual loans of $400,000 from June 30, 2003 is attributed to a single borrower who is current in his debt service payments but has encountered financial difficulties. The loan was placed on non-accrual and payments received are being applied to reduce principal, as the underlying collateral may be insufficient to cover the principal balance of the loans.

At September 30, 2003 and June 30, 2003, the Company's classified loans, which consisted of loans classified as substandard, doubtful or loss totaled $10.1 million and $10.4 million, respectively. Included in loans classified substandard at September 30, 2003 and June 30, 2003, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included in classified loans at September 30, 2003 were loans totaling $8.9 million, which are current but have been listed as substandard and are being closely monitored.

At September 30, 2003, in addition to classified loans, classified assets include three (four at June 30, 2003) Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds at September 30, 2003 is $5.8 million ($7.0 million at June 30, 2003). Two of the three bonds with an aggregate book value of $4.7 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and has a book balance of $1.1 million at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issues. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. This bond is on non-accrual at June 30, 2003

The fourth bond was sold in September 2003 resulting in a net after tax loss of approximately $51,000.

                         LIQUIDITY AND CAPITAL RESOURCES

Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely Federal Home Loan Bank advances.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as Federal Home Loan Bank overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At September 30, 2003, the Company had $7.0 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $23.8 million and $65.1 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 14, 2003, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid on September 15, 2003. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At September 30, 2003, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2003.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At September 30, 2003, the Company serviced $4.1 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at September 30, 2003:


            INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2003
                             (Dollars in thousands)

                                                                             MORE THAN            MORE THAN          MORE THAN
                                                                          THREE MONTHS           SIX MONTHS           ONE YEAR
                                                      THREE MONTHS             THROUGH              THROUGH            THROUGH
                                                           OR LESS          SIX MONTHS             ONE YEAR        THREE YEARS
                                                  -------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                                   $ 80,678            $ 21,736             $ 39,094           $ 63,299
        Commercial business                                 33,198               1,407                2,434              5,698
        Consumer                                            42,685               5,652                9,728             18,135
   Securities and interest-bearing deposits (3)             51,153               5,037                9,446             34,033
                                                  -------------------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                          $207,714            $ 33,832             $ 60,702           $121,165
                                                  -------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                       $  1,517            $  1,518             $  3,038           $ 12,188
   NOW accounts                                              1,550               1,551                3,104             12,451
   Money market accounts                                    93,073               1,553                3,115              9,171
   Certificate accounts                                     36,139              24,971               22,683             27,374
   Repo sweep                                               26,164                  --                   --                 --
   Borrowings                                               43,575                 257                2,023             20,263
                                                  -------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                     $202,018            $ 29,850             $ 33,963           $ 81,447
                                                  -------------------------------------------------------------------------------

Cumulative (deficit) excess of interest-earning           $  5,696            $  9,678             $ 33,963           $ 76,135
  to interest-bearing liabilities
                                                  ===============================================================================
Cumulative ratio of interest rate-sensitive
  assets to interest rate-sensitive liabilities             102.8%              104.2%               113.7%             121.9%
                                                  ===============================================================================
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
  TOTAL ASSETS                                                1.0%                1.6%                 6.1%              12.8%
                                                  ===============================================================================



                                                     MORE THAN
                                                   THREE YEARS
                                                       THROUGH         MORE THAN
                                                    FIVE YEARS        FIVE YEARS             TOTAL
                                                  -------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                               $ 39,710          $ 11,921          $256,438
        Commercial business                              1,897                --            44,634
        Consumer                                         9,701            19,559           105,460
   Securities and interest-bearing deposits (3)          9,672            45,816           155,157
                                                  ------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                      $ 60,980          $ 77,296          $561,689
                                                  ------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                   $ 12,245          $     --           $30,506
   NOW accounts                                         12,507            31,515            62,678
   Money market accounts                                 5,867                --           112,779
   Certificate accounts                                 12,698             5,521           129,386
   Repo sweep                                               --                --            26,164
   Borrowings                                           15,290            30,347           111,755
                                                  ------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                 $ 58,607          $ 67,383          $473,268
                                                  ------------------------------------------------

Cumulative (deficit) excess of interest-earning       $ 78,508          $ 88,421          $ 88,421
  to interest-bearing liabilities
                                                  ================================================
Cumulative ratio of interest rate-sensitive
  assets to interest rate-sensitive liabilities         119.3%            118.7%            118.7%
                                                  ================================================
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
  TOTAL ASSETS                                           13.2%             14.9%             14.9%
                                                  ================================================



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

                           None

         Item 5.  Other Information

                           None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Reports on Form 8-K

                       (1) Form 8K, filed July 23, 2003 - Results of Operations and Financial Condition at June 30, 2003 (Items 7 and 9).

                  (b) The following exhibits are filed as part of this Form 10-Q.


                                INDEX TO EXHIBITS

    NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003
     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003
     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003
     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Chester Valley Bancorp Inc.


Date          11/13/03                    /s/ Donna M. Coughey
    -----------------------------         --------------------------------------
                                          Donna M. Coughey
                                          President and Chief Executive Officer


Date         11/13/03                     /s/ Joseph T. Crowley
    -----------------------------         --------------------------------------
                                          Joseph T. Crowley
                                             CFO and Treasurer