Form 10-Q
period 2003-12-31
CHESTER VALLEY BANCORP INC
filed 2004-02-12
CIK 854098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      -----
      | X |   Quarterly Report Pursuant to Section 13 or 15(d) of the
      -----   Securities Exchange Act of 1934
              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       Or
      -----
      |   |   Transition Report Pursuant to Section 13 or 15(d) of the
      -----   Securities Exchange Act of 1934
              For the transition period from __________ to __________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      -----    ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES       NO  X
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK ($1.00 PAR VALUE)                       4,852,652
    ------------------------------            -----------------------------
        (Title of Each Class)                 (Number of Shares Outstanding
                                                 as of February 5, 2004)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                          PAGE
PART 1. FINANCIAL INFORMATION                                            NUMBER
-----------------------------                                            ------

Item 1. FINANCIAL STATEMENTS

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
        December 31, 2003 and June 30, 2003 (Unaudited)                      1

        CONSOLIDATED STATEMENTS OF OPERATIONS
        Three Months Ended December 31, 2003 and 2002 (Unaudited)            2

        CONSOLIDATED STATEMENTS OF OPERATIONS
        Six Months Ended December 31, 2003 and 2002 (Unaudited)              3

        STATEMENT OF OTHER COMPREHENSIVE INCOME
        Three and Six Months Ended December 31, 2003 and 2002 (Unaudited)    4

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        Six Months Ended December 31, 2003 and 2002 (Unaudited)              5

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS              6 - 14

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                              15 - 24

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK                                                             24 - 26

Item 4. CONTROLS AND PROCEDURES                                             27


PART 2. OTHER INFORMATION
-------------------------

Item 1. LEGAL PROCEEDINGS                                                   28

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                           28

Item 3. DEFAULTS UPON SENIOR SECURITIES                                     28

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 28

Item 5. OTHER INFORMATION                                                   28

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                    29

SIGNATURES                                                                  30
----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                         DECEMBER 31,         JUNE 30,
                                                                             2003               2003
                                                                        -------------      -------------
                                                                                   (UNAUDITED)

ASSETS                                                                    $   13,513         $   16,311
   Cash and due from banks
   Interest-bearing deposits                                                   8,719              9,438
                                                                        -------------      -------------
     TOTAL CASH AND CASH EQUIVALENTS                                          22,232             25,749
                                                                        -------------      -------------
   Trading account securities                                                     11                 10
   Investment securities available for sale                                  118,696            114,220
   Investment securities held to maturity (fair value -
     December 31, 2003, $40,180;
     June 30, 2003, $34,432)                                                  39,637             33,390
   Loans held for sale                                                            24              3,866

   Loans receivable                                                          406,804            387,310
     Deferred fees                                                              (636)              (933)
     Allowance for loan losses                                                (6,053)            (5,415)
                                                                        -------------      -------------
        Loans receivable, net                                                400,115            380,962
                                                                        -------------      -------------

   Accrued interest receivable                                                 2,514              2,428
   Property and equipment - net                                               12,400             12,349
   Bank owned life insurance                                                   5,307              5,164
   Other assets                                                                5,513              6,390
                                                                        -------------      -------------
     TOTAL ASSETS                                                         $  606,449         $  584,528
                                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
   Deposits                                                               $  390,756         $  400,586
   Securities sold under agreements to repurchase                             15,709             27,358
   Advance payments by borrowers for taxes and insurance                       1,120              2,038
   Federal Home Loan Bank advances                                           134,594             94,049
   Trust preferred securities                                                 10,000             10,000
   Accrued interest payable                                                      664                652
   Other liabilities                                                           2,020                274
                                                                        -------------      -------------
     TOTAL LIABILITIES                                                       554,863            534,957
                                                                        -------------      -------------

 Commitments and contingencies (Note 4)
 Stockholders' Equity:
   Preferred stock - $1.00 par value;
     5,000,000 shares authorized; none issued                                     --                 --
   Common stock - $1.00 par value;
     10,000,000 shares authorized;
     4,851,929 and 4,570,993 shares issued at December 31,
     2003 and June 30, 2003, respectively                                      4,852              4,571
   Additional paid-in capital                                                 35,864             30,315
   Retained earnings - partially restricted                                   11,127             14,064
   Treasury stock (583 and 556 shares at December 31, 2003
     June 30, 2003, respectively, at cost)                                       (13)               (13)
   Accumulated other comprehensive (loss) income, net of tax                    (244)               634
                                                                        -------------      -------------
     TOTAL STOCKHOLDERS' EQUITY                                               51,586             49,571
                                                                        -------------      -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  606,449         $  584,528
                                                                        =============      =============

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                          THREE MONTHS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                             2003               2002
                                                                         ------------       -------------
                                                                                       (Unaudited)
INTEREST INCOME:
   Loans                                                                  $    5,898         $    6,592
   Mortgage-backed securities                                                    407                310
   Interest-bearing deposits                                                      23                 75
   Investment securities:
     Taxable                                                                     678                607
     Non-taxable                                                                 432                463
                                                                         ------------       ------------
     TOTAL INTEREST INCOME                                                     7,438              8,047
                                                                         ------------       ------------
INTEREST EXPENSE:
   Deposits                                                                    1,328              2,141
   Securities sold under agreements to repurchase                                 26                 53
   Short-term borrowings                                                          33                127
   Long-term borrowings                                                        1,308              1,388
                                                                         ------------       ------------
     TOTAL INTEREST EXPENSE                                                    2,695              3,709
                                                                         ------------       ------------
NET INTEREST INCOME                                                            4,743              4,338
   Provision for loan losses                                                     296                101
                                                                         -----------        ------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       4,447              4,237
                                                                         ------------       ------------
OTHER INCOME:
   Investment services income                                                  1,124                952
   Service charges and fees                                                      756                787
   Gain on the sale of:
     Loans                                                                        13                 36
     Available for sale and trading securities                                   560                203
   Other                                                                         117                 98
                                                                         ------------       ------------
     TOTAL OTHER INCOME                                                        2,570              2,076
                                                                         ------------       ------------
OPERATING EXPENSES:
   Salaries and employee benefits                                              2,690              2,496
   Occupancy and equipment                                                       715                684
   Data processing                                                               226                270
   Advertising                                                                    50                 43
   Deposit insurance premiums                                                     16                 16
   Other                                                                       1,215                887
                                                                         ------------       ------------
     TOTAL OPERATING EXPENSES                                                  4,912              4,396
                                                                         ------------       -------------
Income before income taxes                                                     2,105              1,917
Income tax expense                                                               507                494
                                                                         ------------       ------------
   NET INCOME                                                             $    1,598         $    1,423
                                                                         ============       ============
EARNINGS PER SHARE (1)
   Basic                                                                  $     0.33         $     0.30
                                                                         ============       ============
   Diluted                                                                $     0.31         $     0.29
                                                                         ============       ============
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                                $     0.11         $     0.09
                                                                         ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
   Basic                                                                   4,839,669          4,768,556
                                                                         ============       ============
   Diluted                                                                 5,082,279          4,938,382
                                                                         ============       ============

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2003 and 2002

See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                          SIX MONTHS ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                             2003               2002
                                                                         ------------       ------------
                                                                                   (Unaudited)
INTEREST INCOME:
   Loans                                                                  $   11,992         $   13,204
   Mortgage-backed securities                                                    749                697
   Interest-bearing deposits                                                      31                166
   Investment securities:
     Taxable                                                                   1,196              1,469
     Non-taxable                                                                 897                931
                                                                         ------------       ------------
     TOTAL INTEREST INCOME                                                    14,865             16,467
                                                                         ------------       ------------
INTEREST EXPENSE:
   Deposits                                                                    2,738              4,374
   Securities sold under agreements to repurchase                                 58                112
   Short-term borrowings                                                          60                437
   Long-term borrowings                                                        2,558              2,563
                                                                         ------------       ------------
     TOTAL INTEREST EXPENSE                                                    5,414              7,486
                                                                         ------------       ------------
NET INTEREST INCOME                                                            9,451              8,981
   Provision for loan losses                                                     676                242
                                                                         ------------       ------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSEs                       8,775              8,739
                                                                         ------------       ------------
OTHER INCOME:
   Investment services income                                                  2,108              1,844
   Service charges and fees                                                    1,527              1,501
   Gain on the sale of:
     Loans                                                                        85                 45
     Available for sale and trading securities                                   635                319
   Other                                                                         229                140
                                                                         ------------       ------------
     TOTAL OTHER INCOME                                                        4,584              3,849
                                                                         ------------       ------------
OPERATING EXPENSES:
   Salaries and employee benefits                                              5,130              4,976
   Occupancy and equipment                                                     1,424              1,390
   Data processing                                                               459                527
   Advertising                                                                    79                 78
   Deposit insurance premiums                                                     31                 32
   Other                                                                       2,176              1,714
                                                                         ------------       ------------
     TOTAL OPERATING EXPENSES                                                  9,299              8,717
                                                                         ------------       ------------
Income before income taxes                                                     4,060              3,871
Income tax expense                                                               948                983
                                                                         ------------       ------------
     NET INCOME                                                           $    3,112         $    2,888
                                                                         ============       ============
EARNINGS PER SHARE (1)
   Basic                                                                  $     0.65         $     0.61
                                                                         ============       ============
   Diluted                                                                $     0.62         $     0.59
                                                                         ============       ============
 DIVIDENDS PER SHARE PAID DURING PERIOD (1)                               $     0.21         $     0.18
                                                                         ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
   Basic                                                                   4,822,057          4,761,861
                                                                         ============       ============
   Diluted                                                                 5,039,684          4,876,194
                                                                         ============       ============

(2) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2003 and 2002

  See accompanying notes to unaudited consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                              ---------------------------
                                                                                  2003            2002
                                                                              -----------      ----------
                                                                                      (Unaudited)

NET INCOME                                                                     $   1,598        $   1,423

Other comprehensive income, net of tax:
   Net unrealized holding gains (losses) on securities available for sale
     during the period                                                               911             (291)
   Reclassification adjustment for (gains)
     included in net income                                                         (369)            (134)
   Net unrealized losses on cash flow hedge                                         (241)              --
                                                                              -----------      -----------
COMPREHENSIVE INCOME                                                           $   1,899        $     998
                                                                              ===========      ===========


                                                                                     SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              -----------      -----------
                                                                                     (Unaudited)

NET INCOME                                                                     $   3,112        $   2,888

Other comprehensive income, net of tax:
   Net unrealized holding (losses) gains on securities available for sale
     during the period                                                              (219)             385
   Reclassification adjustment for (gains)
     included in net income                                                         (418)            (211)
   Net unrealized losses on cash flow hedge                                         (241)              --
                                                                              -----------      -----------
 COMPREHENSIVE INCOME                                                           $   2,234        $   3,062
                                                                              ===========      ===========

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                              SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                       ------------------------------
                                                                                          2003                 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
Net income                                                                             $   3,112            $   2,888
Add (deduct) items not affecting cash flows provided by operating activities:
  Depreciation                                                                               515                  539
  Provision for loan losses                                                                  676                  242
  Gain on sale of securities available for sale                                             (635)                (319)
  Originations of loans held for sale                                                    (10,201)             (12,514)
  Proceeds from sale of loans held for sale                                               14,128               10,804
  Gain on sale of loans held for sale                                                        (85)                 (45)
  Amortization of deferred loan fees, discounts and premiums                                   1                 (107)
  (Increase) decrease in accrued interest receivable                                         (86)                 230
  Increase in value of bank owned life insurance                                            (143)                 (26)
  Decrease (increase) in other assets                                                        506               (1,335)
  Increase in other liabilities                                                            1,746                   69
  Increase in accrued interest payable                                                        12                    5
----------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                            9,546                  431
----------------------------------------------------------------------------------------------------------------------
Cash flows used in investment activities:
  Capital expenditures                                                                      (566)                (363)
  Net increase in loans                                                                  (19,544)             (10,840)
  Purchase of investment securities                                                      (16,316)              (6,147)
  Proceeds from maturities, payments and calls of investment securities                   10,181               13,071
  Purchase of bank owned life insurance                                                       --               (5,000)
  Purchase of securities available for sale                                              (55,936)             (78,287)
  Proceeds from sales and calls of securities available for sale                          51,189               41,787
----------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                             (30,992)             (45,779)
----------------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities
  Net (decrease) increase in deposits before interest credited                           (12,088)              14,716
  Interest credited to deposits                                                            2,258                3,813
  Decrease in securities sold under agreements to repurchase                             (11,649)                (594)
  Proceeds from FHLB advances                                                             43,393                8,000
  Repayments of FHLB advances                                                             (2,848)                (948)
  Decrease in advance payments by borrowers for taxes and insurance                         (918)              (1,165)
  Cash dividends on common stock                                                            (966)                (885)
  Common stock issued                                                                         --                  398
  Payment for fractional shares                                                               (7)                  --
  Stock options exercised                                                                    754                   --
----------------------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                                           17,929               23,335
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (3,517)             (22,013)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                     25,749               39,395
                                                                                       ---------            ---------
  End of period                                                                        $  22,232            $  17,382
                                                                                       =========            =========
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                                $     565            $     915
  Interest                                                                             $   5,402            $   7,481
NON-CASH ITEMS:
  Stock dividend issued                                                                $   5,075            $   3,518
  Net unrealized (loss) gain on investment securities available for sale, net of tax   $    (637)           $     174
  Net unrealized loss on cash flow hedge                                               $    (241)           $      --


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

The results of operations for the three- and six-month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2003.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands except per share amounts):



                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           DECEMBER 31,              DECEMBER 31,
                                                      ---------------------     ---------------------
                                                          2003       2002          2003        2002
                                                      ---------------------     ---------------------
Net income, as reported                                $  1,598   $  1,423       $ 3,112     $ 2,888
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                        (64)       (64)         (123)       (347)
                                                      ---------------------     ---------------------
Pro forma net income                                   $  1,534   $  1,359       $ 2,989     $ 2,541
                                                      =====================     =====================

Earnings per share:
   Basic - as reported                                 $   0.33   $   0.30       $  0.65     $  0.61
                                                      =====================     =====================
   Basic - pro forma                                   $   0.32   $   0.28       $  0.62     $  0.53
                                                      =====================     =====================

   Diluted - as reported                               $   0.31   $   0.29       $  0.62     $  0.59
                                                      =====================     =====================
   Diluted - pro forma                                 $   0.30   $   0.28       $  0.60     $  0.52
                                                      =====================     =====================

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):


                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                              --------------------------    --------------------------
                                                    2003         2002           2003          2002
                                              --------------------------    --------------------------

Numerator:
  Net income                                   $    1,598    $    1,423      $    3,112    $    2,888
                                              ============  ============    ============  ============

Denominator:
  Denominator for basic per share -
  weighted average shares                       4,839,669     4,768,556       4,822,057     4,761,861

Effect of dilutive securities:
  Stock options                                   242,610       169,826         217,627       114,333
                                              ------------  ------------    ------------  ------------

Denominator for diluted earnings
  per share - adjusted weighted
  average shares and assumed
  exercise                                      5,082,279     4,938,382       5,039,684     4,876,194
                                              ============  ============    ============  ============

Basic earnings per share                       $     0.33    $     0.30      $     0.65    $     0.61
                                              ============  ============    ============  ============
Diluted earnings per share                     $     0.31    $     0.29      $     0.62    $     0.59
                                              ============  ============    ============  ============

The number of anti-dilutive stock options was 46,250 and 50,345 for the three- and six-month periods ended December 31, 2003 and was 0 for the same periods in 2002.

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                               DECEMBER 31,         June 30,
                                                   2003               2003
                                              --------------     --------------
First mortgage loans:
   Residential real estate                          $83,159           $101,997
   Construction-residential                          16,683             22,877
   Land acquisition and development                  14,338             17,964
   Commercial real estate                           140,095            122,207
   Construction-commercial                           11,891             16,232
Commercial business                                  47,357             43,059
Consumer                                            108,024             88,918
                                              --------------     --------------
TOTAL LOANS                                         421,547            413,254
                                              --------------     --------------

Less:
   Undisbursed loan proceeds:
      Construction-residential                      (12,739)           (22,359)
      Construction-commercial                        (2,004)            (3,585)
   Deferred loan fees - net                            (636)              (933)
   Allowance for loan losses                         (6,053)            (5,415)
                                              --------------     --------------
NET LOANS                                          $400,115           $380,962
                                              ==============     ==============

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

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At December 31, 2003 and June 30, 2003, the recorded investment in impaired loans was $3.7 million and $3.2 million, respectively. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

NOTE 4 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $4.1 million as of December 31, 2003, of which $1.0 million were variable-rate loans. The balance of the commitments represents $3.1 million fixed rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 4.625% and 5.875%. At December 31, 2003, the Company had $14.7 million of undisbursed construction loan funds as well as $70.7 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At December 31, 2003 and June 30, 2003 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since December 31, 2003 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                    -------------------------    ------------------------    -------------------------
                                      AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                    -----------    ----------    -----------    ---------    -----------    ----------
AS OF DECEMBER 31, 2003:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)           $67,842        15.09%        $35,960        8.00%        $44,950        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $62,063        13.81%        $17,980        4.00%        $26,970         6.00%
Tier 1 Capital
   (to Average Assets)                 $62,063        10.44%        $23,774        4.00%        $29,718         5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)           $63,817        14.24%        $35,842        8.00%        $44,802        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $58,213        12.99%        $17,921        4.00%        $26,881         6.00%
Tier 1 Capital
   (to Average Assets)                 $58,213         9.77%        $23,834        4.00%        $29,792         5.00%

AS OF JUNE 30, 2003:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)           $64,243        15.14%        $33,950        8.00%        $42,437        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $58,937        13.89%        $16,975        4.00%        $25,462         6.00%
Tier 1 Capital
   (to Average Assets)                 $58,937        10.29%        $22,903        4.00%        $28,629         5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)           $60,424        14.26%        $33,901        8.00%        $42,377        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $55,126        13.01%        $16,951        4.00%        $25,426         6.00%
Tier 1 Capital
   (to Average Assets)                 $55,126         9.67%        $22,814        4.00%        $28,518         5.00%


NOTE 7 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At December 31, 2003, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases in interest rates would have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

The fair market value of the cap has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The fair value of the interest rate cap at December 31, 2003 was $711,000.

NOTE 8 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and Phila. Corp. First Financial operates a branch bank network with ten full-service banking offices and provides primarily deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters and at Phila. Corp. Phila. Corp. operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. There are no material intersegment sales or transfers.

Phila. Corp. was acquired by the Company on May 29, 1998. Since such time, the Company's reportable segments have been its two independent financial services institutions.

The following table highlights income statement and balance sheet information for each of the segments at or for December 31, 2003 and 2002:


                                                AT AND DURING THE THREE MONTHS ENDED DECEMBER 31,
                                                2003                                         2002
                             -------------------------------------------    ----------------------------------------
                                               PHILA.                                       PHILA.
                                  BANK         CORP.           TOTAL           BANK         CORP.           TOTAL
                             ------------   ------------   ------------   ------------   ------------   ------------
Net interest
   Income                      $  4,741       $      2       $  4,743       $  4,334       $      4       $  4,338
Other income                      1,613            957          2,570          1,245            831          2,076
Total net income                  1,490            108          1,598          1,341             82          1,423
Total assets                    604,642          1,807        606,449        590,711          1,792        592,503
Total interest-
   bearing deposits               7,203          1,516          8,719         12,121          1,496         13,617
Total trading securities             --             11             11             --             16             16



                                                AT AND DURING THE SIX MONTHS ENDED DECEMBER 31,
                                                2003                                         2002
                             -------------------------------------------    ----------------------------------------
                                               PHILA.                                       PHILA.
                                  BANK         CORP.           TOTAL           BANK         CORP.           TOTAL
                             ------------   ------------   ------------   ------------   ------------   ------------
Net interest
   Income                      $  9,447       $      4       $  9,451       $  8,897       $      9       $  8,981
Other income                      2,747          1,837          4,584          2,227          1,622          3,849
Total net income                  2,912            200          3,112          2,718            170          2,888
Total assets                    604,642          1,807        606,449        590,711          1,792        592,503
Total interest-
   bearing deposits               7,203          1,516          8,719         12,121          1,496         13,617
Total trading securities             --             11             11             --             16             16


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

NOTE 10 - SUBSEQUENT EVENT

On January 13, 2004, First Financial Bank executed a definitive Purchase and Assumption Agreement with PNC Bank National Association ("PNC"), whereby it would acquire the Coatesville, Chester County, Pennsylvania branch of PNC. Under the terms of the agreement, First Financial Bank will assume approximately $29.8 million in deposits of PNC and acquire approximately $7.1 million of consumer and commercial business loans. The transaction, which is subject to regulatory approval, is expected to close by the end of the first calendar quarter in 2004.

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

The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial growth and strength by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing growth in basic financial services. The focus is on expanding its commercial, construction and consumer lending activities, increasing its commercial and consumer deposits, treasury management as well as expanding its trust and investment management services.

BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets primarily through internal growth but will pursue potential acquisition opportunities which would be accretive to earnings and/or increase its' market share in the regions it operates.

The two primary objectives of the Company's strategic plan are to increase loans, in particular commercial business and real estate and construction loans, consumer loans and core deposits (consisting of all deposits other than certificates of deposits). The Company's net loans increased by $19.1 million, or 5.0%, from $381.0 million at June 30, 2003 to $400.1 million at December 31, 2003. Excluding residential loans, net loans would have increased by $38.0 million or 13.6% for the same period in 2003. The growth of core deposits was $18.0 million, or 6.9%, from $254.0 million at June 30, 2003 to $272.0 million at December 31, 2003.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 54.7% of its total loan portfolio at December 31, 2003 compared to 52.5% at June 30, 2003. Single-family and multi-family residential loans comprised 19.7% of the Company's loan portfolio at December 31, 2003 as compared to 28.3% at June 30, 2003.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans increased to $4.5 million at December 31, 2003 compared to $4.2 million at June 30, 2003. Included in the totals at both dates is a single commercial real estate loan in the amount of $3.2 million. Although the loan has always been current in the payment of interest as it has been due and the next six month payment of interest has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. The increase of non-accrual loans of $300,000 from June 30, 2003 is attributed to a single borrower who is current in his debt service payments but has encountered financial difficulties. The loan was placed on non-accrual and payments received are being applied to reduce principal, as the underlying collateral may be insufficient to cover the principal balance of the loans.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $158.3 million at December 31, 2003 compared to $147.6 million at June 30, 2003. This increase was due largely to the acquisition of agency bonds and mortgage-backed securities. In addition, the Company had short-term interest-bearing deposits of $8.7 million at December 31, 2003 compared to $9.4 million at June 30, 2003.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of core deposits to provide a stable source of funding.

The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $272.0 million or 69.6% of the Company's total deposits at December 31, 2003, as compared to $254.0 million or 63.4% at June 30, 2003. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2004 is on increasing commercial and consumer core deposits and relying less on higher rate certificates of deposits, primarily municipal certificates of deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

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

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At December 31, 2003, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual re-pricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific re-pricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at December 31, 2003 is on page 26.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table on page 26 does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually re-price within the same period may not, in fact, re-price at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $606.4 million at December 31, 2003 from $584.5 million at June 30, 2003, principally due to a $19.1 million increase in loans receivable to $400.1 million at December 31, 2003 from $381.0 million at June 30, 2003. Excluding residential loans, net loans would have increased by $38.0 million or 13.6% for the same period in 2003. In line with its strategy, the growth occurred principally in the consumer and commercial loan portfolios. Residential mortgage loans as a percentage of total loans was reduced from 28.3% at June 30, 2003 to 19.7% at December 31, 2003. In addition to the loan growth, investment securities increased by $10.7 million, primarily through the acquisition of agency bonds and mortgage-backed securities. These increases were offset in part by a reduction in loans held for sale of $3.8 million and a reduction in cash and cash equivalents of $3.5 million. The recent increase in long-term interest rates created buying opportunities within the investment portfolio while simultaneously reducing demand for single family residential loans held for sale.

Deposits decreased by $9.8 million as higher rate municipal and retail certificates of deposit totaling $27.8 million matured and were partially replaced by money market and demand deposits aggregating $18.0 million. Federal Home Loan Bank Advances increased $40.5 million to fund the above noted asset growth as well as the net decrease in deposits resulting from the reduction in the municipal and retail certificates of deposits along with a decline in securities sold under repurchase agreements of $11.6 million.

Stockholders' equity increased by $2.0 million at December 31, 2003 as compared to June 30, 2003, primarily as a result of net income of $3.1 million and the issuance of common stock as a result of the exercise of stock options of $754,000. These were partially offset by the payment of cash dividends of $966,000 and a change in accumulated other comprehensive income of $878,000 related to unrealized losses on securities available for sale as well as the change in the market value of the cash flow hedge, net of tax.

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


                                                                  THREE MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                            2003                                 2002
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                                AVERAGE                YIELD/        AVERAGE                YIELD/
                                                BALANCE    INTEREST     RATE         BALANCE    INTEREST     RATE
                                               ---------  ----------- --------      ---------- ----------- ---------
ASSETS:
   Loans and loans held for sale (1)           $ 405,228   $  5,914     5.84%      $ 382,726    $  6,612     6.91%
   Securities and other investments (1)          160,522      1,702     4.24%        173,430       1,628     3.75%
                                               ------------------------------      --------------------------------
   Total interest-earning assets (1)             565,750      7,616     5.38%        556,156       8,240     5.93%
                                               ------------------------------      --------------------------------
   Non-interest earning assets                    37,117                              28,933
                                               ----------                          ----------
   TOTAL ASSETS                                $ 602,867                           $ 585,089
                                               ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Deposits and repurchase agreements (2)      $ 414,177      1,354     1.30%      $ 396,655       2,141     2.14%
   FHLB advances and other borrowings (2)        131,449      1,341     4.06%        132,771       1,568     4.69%
                                               -------------------------------     --------------------------------
TOTAL INTEREST-BEARING LIABILITIES (2)           545,626      2,695     1.96%        529,426       3,709     2.78%
                                               -------------------------------     --------------------------------
  Non-interest-bearing liabilities                 6,296                               9,503
  Stockholders' equity                            50,945                              46,160
                                               ----------                          ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 602,867                           $ 585,089
                                               ==========                          ==========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $  4,921     3.42%                   $  4,531     3.15%
                                                           ===================                  ===================

NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                    $20,124                 3.46%        $26,730                 3.23%
                                               ==========             =========     ==========             ==========

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                            104%                                 105%
                                                                      =========                            ==========

     (1)  Yield calculated using 30/360 day basis.
     (2)  Yield calculated based on the actual number of days.

The following details the tax equivalent adjustments in the above table:


                                               THREE MONTHS ENDED DECEMBER 31,
                   ----------------------------------------------------------------------------------------
                                      2003                                          2002
                   -----------------------------------------     ------------------------------------------
                     INTEREST         TAX         ADJUSTED         INTEREST         TAX         ADJUSTED
                      INCOME      ADJUSTMENT       INCOME           INCOME      ADJUSTMENT       INCOME
                   -----------------------------------------     ------------------------------------------
                                                   (Dollars in thousands)
Loans                $ 5,898        $   16        $ 5,914          $ 6,592        $   20        $ 6,612
Investments            1,540           162          1,702            1,455           173          1,628
                   -----------------------------------------     ------------------------------------------
Total                $ 7,438        $  178        $ 7,616          $ 8,047        $  193        $ 8,240
                   =========================================     ==========================================


                                                                   SIX MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                            2003                                 2002
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                                AVERAGE                YIELD/        AVERAGE                 YIELD/
                                                BALANCE    INTEREST     RATE         BALANCE     INTEREST     RATE
                                               --------------------------------     --------------------------------
ASSETS:
    Loans and loans held for sale (1)          $ 401,936   $ 12,022     5.98%       $ 377,859    $ 13,243     7.01%
    Securities and other investments (1)         157,402      3,208     4.08%         173,794       3,611     4.16%
                                               -------------------------------      --------------------------------
    Total interest-earning assets (1)            559,338     15,230     5.45%         551,653      16,854     6.11%
                                               -------------------------------      --------------------------------
    Non-interest earning assets                   39,441                               32,750
                                               ----------                           ----------
    TOTAL ASSETS                               $ 598,779                            $ 584,403
                                               ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $ 418,524      2,796     1.33%       $ 394,396       4,374     2.20%
  FHLB advances and other borrowings (2)         121,499      2,618     4.29%         131,489       3,112     4.69%
                                               -------------------------------      --------------------------------
TOTAL INTEREST-BEARING LIABILITIES (2)           540,023      5,414     1.99%         525,885       7,486     2.82%
                                               -------------------------------      --------------------------------
  Non-interest-bearing liabilities                 8,566                               12,839
  Stockholders' equity                            50,190                               45,679
                                               ----------                           ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 598,779                            $ 584,403
                                               ==========                           ==========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $  9,816     3.46%                    $  9,368     3.29%
                                                           ===================                   ===================

NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                    $19,315                3.49%         $25,768                 3.37%
                                               ==========            =========      ==========             =========

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                           104%                                  105%
                                                                     =========                            =========

     (1)  Yield calculated using 30/360 day basis.
     (2)  Yield calculated based on the actual number of days.

The following details the tax equivalent adjustments in the above table:


                                                SIX MONTHS ENDED DECEMBER 31,
                   --------------------------------------------------------------------------------------
                                      2003                                          2002
                   ----------------------------------------    ------------------------------------------
                     INTEREST         TAX         ADJUSTED         INTEREST          TAX        ADJUSTED
                      INCOME       ADJUSTMENT      INCOME           INCOME       ADJUSTMENT      INCOME
                   ----------------------------------------    ------------------------------------------
                                                 (Dollars in thousands)
Loans                $ 11,992        $   30       $ 12,022         $ 13,204        $   39       $ 13,243
Investments             2,873           335          3,208            3,263           348          3,611
                   ----------------------------------------    ------------------------------------------
Total                $ 14,865        $  365       $ 15,230         $ 16,467        $  387       $ 16,854
                   ========================================    ==========================================

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


                                                                    SIX MONTHS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------
                                                  2003 COMPARED TO 2002                     2002 COMPARED TO 2001
                                                INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                           --------------------------------------    --------------------------------------
                                              VOLUME       RATE        TOTAL           VOLUME        RATE        TOTAL
                                           --------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Interest income on interest-earning assets:
  Loans and loans held for sale              $ 1,983     $(3,204)   $ (1,221)          $ 1,652    $ (2,022)     $ (370)
  Securities and other investments              (335)        (68)       (403)              914      (1,963)     (1,049)
                                           --------------------------------------    -----------------------------------
     Total interest income                     1,648      (3,272)     (1,624)            2,566      (3,985)     (1,419)
                                           --------------------------------------    -----------------------------------

Interest expense on interest-bearing liabilities:
    Deposits and repurchase
      agreements                                 703      (2,281)     (1,578)            (361)      (1,880)     (2,241)
    FHLB advances and other
      borrowings                                (234)       (260)       (494)           1,991       (1,313)        678
                                           --------------------------------------    --------------------------------------
         Total interest expense                  469      (2,541)     (2,072)           1,630       (3,193)     (1,563)
                                           --------------------------------------    --------------------------------------
Net change in net interest income            $ 1,179     $  (731)   $    448           $  936     $  (792)      $  144
                                           ======================================    ======================================

Net interest income, on a fully tax equivalent basis, increased $390,000 and $448,000 for the three-and six-month periods ended December 31, 2003, respectively, compared to the same periods in 2002. The net interest margin increased 23 basis points and 12 basis points over the same three- and six-month periods. Total interest income, on a fully tax equivalent basis, decreased to $7.6 million for the three-month period ended December 31, 2003, from $8.2 million for the same period in 2002. Total interest income, on a fully tax equivalent basis, decreased to $15.2 million for the six-month period ended December 31, 2003, from $16.9 million for the same period in 2002. Both declines were primarily the result of declining market interest rates during the year, which was partially offset by an increase in average interest-earning assets during the periods.

Total interest expense decreased to $2.7 million from $3.7 million for the three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002. Total interest expense decreased to $5.4 million from $7.5 million for the six-month period ended December 31, 2003 as compared to the six-month period ended December 31, 2002. The declines are due largely to (a) general decline in market interest rates over the twelve month period, (b) a change in the mix of the deposit base from higher costing certificates of deposits to core deposits (Demand deposits, Savings and Money Market Accounts) and (c) the conversion of approximately $41.0 million of high costing fixed rate Federal Home Loan Bank Advances to lower costing variable rates through the use of interest rate swaps entered into during the period June 2003 through August 2003. Offsetting part of the decrease was an increase in the average balance of interest-bearing liabilities during both the three and six month periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $195,000 and $434,000, for the three- and six-months ended December 31, 2003 as compared to the same three- and six-months ended December 31, 2002. The increase is due principally to growth in the loan portfolio, an increase in non-performing assets, as well as a change in the mix of the loan portfolio.

OTHER INCOME

Total other income increased $494,000 and $735,00 for the three- and six-months ended December 31, 2003 compared to the same three- and six-months ended December 31, 2002. The increases are due principally to (a) $172,000 and $264,000 for the three- and six-month periods, respectively, as increases in investment services income from Uvest and Phila. Corp. resulted from increased revenues as brokerage transactions increased year over year, and (b) increased gains on the sale of securities due primarily to the tender offer for a certain corporate bond as well as the liquidation of a portion of a community bank common stock portfolio which was held as an investment at the holding company.

OPERATING EXPENSES

Total operating expenses increased by $516,000 and $582,000 for the three- and six-months ended December 31, 2003 as compared to the three- and six-months ended December 31, 2002. These represent 11.7% and 6.7% increases for the three- and six-month periods. The increases are due largely to increased costs associated with checking accounts and other core deposits, a one-time charge for legal costs associated with a Corporate Governance review, as well as annual salary increases and the investment in management infrastructure.

INCOME TAX EXPENSE

Income tax expense declined by $35,000 for the six-month period ended December 31, 2003 as compared to the six-month period ended December 31, 2002 due to a reduction in the effective tax rate from 25.4% to 23.4% from December 31, 2002 to December 31, 2003. The reduction is the result of higher percentage of the Company's income before taxes being derived from tax-exempt investments as well as various federal tax credits received by the Company. Income tax expense was comparable for the three-month periods ended December 31, 2003 and December 31, 2002.


                                  ASSET QUALITY

Non-performing loans totaled $4.5 million and $4.2 million at December 31, 2003 and June 30, 2003, respectively. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. Included in the totals at both dates is a single commercial real estate loan in the amount of $3.2 million. Although the loan is current in the payment of interest as it has been due and the next six months payment of interest has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. The increase of non-accrual loans of $300,000 from June 30, 2003 is attributed to a single borrower who is current in his debt service payments but has encountered financial difficulties. The loan was placed on non-accrual and payments received are being applied to reduce principal, as the underlying collateral may be insufficient to cover the principal balance of the loans.

At December 31, 2003 and June 30, 2003, the Company's classified loans, which consisted of loans classified as substandard, doubtful or loss totaled $9.2 million and $10.4 million, respectively. Included in loans classified substandard at December 31, 2003 and June 30, 2003, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included in classified loans at December 31, 2003 were loans totaling $5.2 million, which are current but have been listed as substandard and are being closely monitored.

At December 31, 2003, in addition to classified loans, classified assets include three (four at June 30, 2003) Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds at December 31, 2003 is $5.7 million ($7.0 million at June 30, 2003). Two of the three bonds with an aggregate book value of $4.7 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and has a book balance of $1.0 million at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issues. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. Although all principal and interest have been paid per the terms of the bond indenture, this bond is on non-accrual at December 31, 2003.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as Federal Home Loan Bank overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At December 31, 2003, the Company had $4.1 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $14.7 million and $70.8 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 14, 2003, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.10 per share, both of which were paid on September 15, 2003. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial and/or Phila. Corp., which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At December 31, 2003, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2003.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual repricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market deposits are sensitive to interest rate changes. Accordingly, some of the interest sensitive portions of such liabilities are classified in the less than one-year categories with the remainder placed in the other categories. Deposit products with interest rates based on a particular index are classified according to the specific repricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At December 31, 2003, the Company serviced $3.5 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at December 31, 2003:

             INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2003
                             (Dollars in thousands)

                                                                         MORE THAN            MORE THAN          MORE THAN
                                                                      THREE MONTHS           SIX MONTHS           ONE YEAR
                                                  THREE MONTHS             THROUGH              THROUGH            THROUGH
                                                       OR LESS          SIX MONTHS             ONE YEAR        THREE YEARS
                                                  --------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                               $ 72,140            $ 19,992             $ 29,536           $ 61,714
        Commercial business                             35,425               1,117                2,044              5,713
        Consumer                                        45,188               5,762                8,046             15,728
   Securities and interest-bearing deposits (3)         42,349               8,899               12,486             28,799
                                                  --------------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                      $195,102            $ 35,770             $ 52,112           $111,954
                                                  --------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                   $  1,533            $  1,534             $  3,070           $ 12,317
   NOW accounts                                          1,639               1,640                3,284             13,173
   Money market accounts                               101,390               1,269                2,544              6,863
   Certificate accounts                                 37,023              16,412               18,394             26,443
   Repo sweep                                           15,709                  --                   --                 --
   Borrowings                                           56,787                 523                6,560             21,855
                                                  --------------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES                  $214,081            $ 21,378             $ 33,852           $ 80,651
                                                  --------------------------------------------------------------------------

Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities             $(18,979)           $ (4,587)            $  13,673          $ 44,976
                                                  ==============     ===============     ================    ===============
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities         91.1%               98.1%               105.1%             112.9%
                                                  =============     ===============     ================    ===============
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                         (3.1)%              (0.8)%                 2.3%               7.5%
                                                  =============     ===============     ================    ===============


                                                        MORE THAN
                                                      THREE YEARS
                                                          THROUGH         MORE THAN
                                                       FIVE YEARS        FIVE YEARS             TOTAL
                                                  ---------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)                                  $ 53,417          $ 14,012          $250,811
        Commercial business                                 3,058                --            47,357
        Consumer                                           11,226            22,074           108,024
   Securities and interest-bearing deposits (3)            12,888            59,269           164,690
                                                  ---------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS                         $ 80,589          $ 95,355          $570,882
                                                  ---------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                                      $ 12,382          $     --           $30,836
   NOW accounts                                            13,235            33,565            66,536
   Money market accounts                                    3,507                --           115,573
   Certificate accounts                                    15,703             4,876           118,851
   Repo sweep                                                  --                --            15,709
   Borrowings                                              24,143            24,727           134,595
                                                  ---------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES                     $ 68,970          $ 63,168          $482,100
                                                  ---------------------------------------------------

Cumulative (deficit) excess of interest-earning
   assets to interest-bearing liabilities                $ 56,595          $ 88,782          $ 88,782
                                                     =============    ==============     =============
Cumulative ratio of interest rate-sensitive
   assets to interest rate-sensitive liabilities           113.5%            118.4%            118.4%
                                                     =============    ==============     =============
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                              9.4%             14.7%             14.7%
                                                     =============    ==============     =============

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

ITEM 4.  CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") in accordance with the provisions of Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Except as described in the Company's Form 10-K as of June 30, 2003 (with respect to certain litigation, which there has been no material development), the Company is involved in routine, non-material legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

     Item 2. Changes in Securities and Use of Proceeds
                   None

     Item 3. Defaults Upon Senior Securities
                   Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of stockholders was held on October 22, 2003. The following matters were presented for stockholder action at such meeting:

          (1) To elect two directors for a term of three years or until their successors have been elected and qualified:

                      NAME                  VOTES FOR           VOTES WITHHELD
                ---------------------------------------------------------------
                Edward T. Borer             4,185,316               88,470
                James E. McErlane           4,092,937              180,850

               The Company's other continuing Directors are as follows: Donna M. Coughey; John J. Cunningham, III; Gerard F. Griesser; Emory S. Todd, Jr.; Dr. Madeleine Wing Adler; and William M. Wright.

          (2) To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending
                        June 30, 2004:

                    VOTES FOR            VOTES AGAINST        VOTES ABSTAINED
               -----------------    ----------------------  -------------------
                    4,140,688               116,538               16,559

     Item 5. Other Information

                   None

     Item 6. Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed as part of this Form 10-Q.

                                INDEX TO EXHIBITS

    NUMBER                            DESCRIPTION
-------------------------------------------------------------------------------
     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 12, 2004
     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 12, 2004
     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 12, 2004
     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 12, 2004


          (b)  Reports on Form 8-K

               (1) Form 8-K, filed October 22, 2003 - Results of Operations and Financial Condition at September 30, 2003 (Items 7 and 9).
               (2) Form 8-K, filed December 1, 2003 - Quarterly Cash Dividend (Item 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Chester Valley Bancorp Inc.


Date          02/12/04                /s/ Donna M. Coughey
    ----------------------------      -----------------------------------------
                                      Donna M. Coughey
                                      President and Chief Executive Officer


Date         2/12/04                  /s/ Joseph T. Crowley
    ----------------------------      -----------------------------------------
                                      Joseph T. Crowley
                                      CFO and Treasurer