Form 10-Q
period 2004-03-31
CHESTER VALLEY BANCORP INC
filed 2004-05-14
CIK 854098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


       ---     Quarterly Report Pursuant to Section 13 or 15(d) of the
      | X |    Securities Exchange Act of 1934
       ---     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       Or

      ---      Transition Report Pursuant to Section 13 or 15(d) of the
     |   |     Securities Exchange Act of 1934
      ---      For the transition period from __________ to __________

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X       NO
                                       ----         ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES          NO    X
                                                 ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK ($1.00 PAR VALUE)                      4,859,124
      ------------------------------                      ---------
           (Title of Each Class)                (Number of Shares Outstanding
                                                      as of May 3, 2004)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                          Page
 PART 1.  FINANCIAL INFORMATION                                         Number
 -------  ---------------------                                         ------

Item 1.   FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
          March 31, 2004 and June 30, 2003 (Unaudited)                      1

          CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended March 31, 2004 and 2003 (Unaudited)            2

          CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine Months Ended March 31, 2004 and 2003 (Unaudited)             3

          STATEMENT OF OTHER COMPREHENSIVE INCOME
          Three and Nine Months Ended March 31, 2004 and 2003 (Unaudited)   4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended March 31, 2004 and 2003 (Unaudited)             5

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6 - 14

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            15 - 24

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK                                                           24 - 27

Item 4.   CONTROLS AND PROCEDURES                                          28


PART 2.   OTHER INFORMATION
-------   -----------------

Item 1.   LEGAL PROCEEDINGS                                                29

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        29

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                  29

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              29

Item 5.   OTHER INFORMATION                                                29

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 29

SIGNATURES                                                                 30
----------

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                        MARCH 31,       JUNE 30,
                                                          2004            2003
                                                       ----------       --------
                                                              (UNAUDITED)
 ASSETS
  Cash and due from banks                            $   10,274      $   16,311
  Interest-bearing deposits                              26,435           9,438
                                                     ----------      ----------
     TOTAL CASH AND CASH EQUIVALENTS                     36,709          25,749
                                                     ----------      ----------
  Trading account securities                                 10              10
  Investment securities available for sale              120,983         114,220
  Investment securities held to maturity
    (fair value - March 31, 2004, $48,336;
    June 30, 2003, $34,432)                              47,509          33,390

  Loans held for sale                                       376           3,866

  Loans receivable                                      401,687         387,310
      Deferred fees                                        (560)           (933)
      Allowance for loan losses                          (6,259)         (5,415)
                                                     ----------      ----------
         Loans receivable, net                          394,868         380,962
                                                     ----------      ----------
  Accrued interest receivable                             2,735           2,428
  Property and equipment - net                           12,988          12,349
  Bank owned life insurance                               5,357           5,164
  Goodwill                                                1,087              --
  Other intangible assets                                   395              --
  Other assets                                            7,343           6,390
                                                     ----------      ----------
     TOTAL ASSETS                                    $  630,360      $  584,528
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
   Deposits                                          $  420,068      $  400,586
   Securities sold under agreements to repurchase        18,932          27,358
   Advance payments by borrowers for taxes and
      insurance                                           1,322           2,038
   Federal Home Loan Bank advances                      123,569          94,049
   Junior Subordinated Debentures                        10,310          10,000
   Accrued interest payable                                 698             652
   Other liabilities                                      2,173             274
                                                     ----------      ----------
     TOTAL LIABILITIES                                  577,072         534,957
                                                     ----------      ----------

  Commitments and contingencies (Note 4)
  Stockholders' Equity:
     Preferred stock - $1.00 par value;
       5,000,000 shares authorized; none issued             --               --
     Common stock - $1.00 par value;
       10,000,000 shares authorized;
       4,859,707 and 4,570,993 shares
       issued at March 31, 2004 and
       June 30, 2003, respectively                        4,860           4,571
     Additional paid-in capital                          35,983          30,315
     Retained earnings - partially restricted            12,222          14,064
     Treasury stock (583 and 556 shares at March
       31, 2004 June 30, 2003, respectively, at cost)       (13)            (13)
     Accumulated other comprehensive (loss)
       income, net of tax                                   236             634
                                                     ----------      ----------
       TOTAL STOCKHOLDERS' EQUITY                        53,288          49,571
                                                     ----------      ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  630,360      $  584,528
                                                     ==========      ==========
     See accompanying notes to unaudited consolidated financial statements

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2004            2003
                                                      ---------       ----------
                                                            (Unaudited)
INTEREST INCOME:
  Loans                                               $   5,690       $   6,168
  Mortgage-backed securities                                396             338
  Interest-bearing deposits                                  16              70
  Investment securities:
     Taxable                                                844             615
     Non-taxable                                            423             481
                                                      ---------       ---------
     TOTAL INTEREST INCOME                                7,369           7,672
                                                      ---------       ---------
INTEREST EXPENSE:
  Deposits                                                1,258           1,885
  Securities sold under agreements to repurchase             21              32
  Short-term borrowings                                      70              37
  Long-term borrowings                                    1,275           1,338
                                                      ---------       ---------
     TOTAL INTEREST EXPENSE                               2,624           3,292
                                                      ---------       ---------
NET INTEREST INCOME                                       4,745           4,380
  Provision for loan losses                                 180             (68)
                                                      ---------       ---------
     NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                         4,565           4,448
                                                      ---------       ---------
OTHER INCOME:
  Investment services income                              1,096             831
  Service charges and fees                                  716             642
  Gain on the sale of:
     Loans                                                   15              51
     Available for sale                                     378             114
  Other                                                     108             188
                                                      ---------       ---------
     TOTAL OTHER INCOME
                                                          2,313           1,826
                                                      ---------       ---------
OPERATING EXPENSES:
  Salaries and employee benefits                          2,825           2,441
  Occupancy and equipment                                   752             711
  Data processing                                           278             259
  Advertising                                                89              15
  Deposit insurance premiums                                 15              16
  Other                                                     785             943
                                                      ---------       ---------
     TOTAL OPERATING EXPENSES                             4,744           4,385
                                                      ---------       ---------
Income before income taxes                                2,134           1,889
Income tax expense                                          528             408
                                                      ---------       ---------
     NET INCOME                                       $   1,606       $   1,481
                                                      =========       =========
EARNINGS PER SHARE (1)
  Basic                                               $    0.33       $    0.31
                                                      =========       =========
  Diluted                                             $    0.32       $    0.30
                                                      =========       =========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)            $    0.11       $    0.09
                                                      =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                               4,854,141       4,768,907
                                                      =========       =========
  Diluted                                             5,079,344       4,996,169
                                                      =========       =========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2003 and 2002

      See accompanying notes to unaudited consolidated financial statements

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                     NINE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2004            2003
                                                     ----------      -----------
                                                            (Unaudited)

INTEREST INCOME:
  Loans                                              $   17,682      $   19,372
  Mortgage-backed securities                              1,150           1,035
  Interest-bearing deposits                                  47             236
  Investment securities:
     Taxable                                              2,035           2,084
     Non-taxable                                          1,320           1,412
                                                     ----------      ----------
     TOTAL INTEREST INCOME                               22,234          24,139
                                                     ----------      ----------
INTEREST EXPENSE:
  Deposits                                                3,996           6,259
  Securities sold under agreements to repurchase             79             144
  Short-term borrowings                                     130             474
  Long-term borrowings                                    3,833           3,901
                                                     ----------      ----------
     TOTAL INTEREST EXPENSE                               8,038          10,778
                                                     ----------      ----------
NET INTEREST INCOME                                      14,196          13,361
  Provision for loan losses                                 856             174
                                                     ----------      ----------
     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                       13,340          13,187
                                                     ----------      ----------
OTHER INCOME:
  Investment services income                              3,204           2,675
  Service charges and fees                                2,243           2,143
  Gain on the sale of:
     Loans                                                  100              96
     Available for sale                                   1,012             433
  Other                                                     338             328
                                                     ----------      ----------
     TOTAL OTHER INCOME                                   6,897           5,675
                                                     ----------      ----------
OPERATING EXPENSES:
  Salaries and employee benefits                          7,955           7,417
  Occupancy and equipment                                 2,176           2,101
  Data processing                                           737             786
  Advertising                                               168              93
  Deposit insurance premiums                                 46              48
  Other                                                   2,961           2,657
                                                     ----------      ----------
     TOTAL OPERATING EXPENSES                            14,043          13,102
                                                     ----------      ----------
Income before income taxes                                6,194           5,760
Income tax expense                                        1,476           1,391
                                                     ----------      ----------
     NET INCOME                                       $   4,718       $   4,369
                                                     ==========      ==========
EARNINGS PER SHARE (1)
  Basic                                               $    0.98       $    0.92
                                                     ==========      ==========
  Diluted                                             $    0.93       $    0.89
                                                     ==========      ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)            $    0.32       $    0.27
                                                     ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                               4,832,674       4,764,176
                                                     ==========      ==========
  Diluted                                             5,051,083       4,916,152
                                                     ==========      ==========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2003 and 2002

      See accompanying notes to unaudited consolidated financial statements

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            2004         2003
                                                          ---------   ----------
                                                               (Unaudited)

NET INCOME                                                $   1,606   $   1,481

Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on securities
     available for sale during the period                       826         (77)
  Reclassification adjustment for (gains)
     included in net income                                    (249)        (75)
  Net unrealized losses on cash flow hedge                      (97)         --
                                                          ---------   ---------
COMPREHENSIVE INCOME                                      $   2,086   $   1,329
                                                          =========   =========



                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                           2004          2003
                                                          ---------   ----------
                                                               (Unaudited)

NET INCOME                                                $   4,718   $   4,369

Other comprehensive income, net of tax:
  Net unrealized holding (losses) gains on securities
     available for sale during the period                       608         308
  Reclassification adjustment for (gains)
     included in net income                                    (668)       (286)
  Net unrealized losses on cash flow hedge                     (338)         --
                                                          ---------   ---------
COMPREHENSIVE INCOME                                      $   4,320   $   4,391
                                                          =========   =========


     See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                     NINE MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                            2004        2003
--------------------------------------------------------------------------------
                                                              (Unaudited)
Net income                                               $    4,718  $    4,369
Add (deduct) items not affecting cash flows provided
 by operating activities:
  Depreciation                                                  748         810
  Provision for loan losses                                     856         174
  Gain on sale of securities available for sale              (1,012)       (433)
  Originations of loans held for sale                       (10,975)    (20,053)
  Proceeds from sale of loans held for sale                  14,565      17,984
  Gain on sale of loans held for sale                          (100)        (96)
  Amortization of deferred loan fees, discounts and
    premiums                                                    (33)       (109)
  Increase in accrued interest receivable                      (292)       (163)
  Increase in value of bank owned life insurance               (193)        (95)
  Decrease (increase) in other assets                        (1,894)        702
  Deconsolidation of statutory trust                            310          --
  Increase (decrease) in other liabilities                    1,893        (768)
  Increase (decrease) in accrued interest payable                11         (56)
--------------------------------------------------------------------------------
Net cash flows provided by operating activities               8,602       2,266
--------------------------------------------------------------------------------
Cash flows used in investment activities:
  Capital expenditures                                         (837)       (506)
  Net increase in loans                                     (10,491)     (1,709)
  Purchase of investment securities                         (26,458)    (11,584)
  Proceeds from maturities, payments and calls of
    investment securities                                    12,440      15,700
  Purchase of bank owned life insurance                          --      (5,000)
  Purchase of securities available for sale                 (91,822)   (105,723)
  Proceeds from sales and calls of securities available
    for sale                                                 86,401      98,953
  Net cash and cash equivalents received from branch
    acquisition                                              13,437          --
--------------------------------------------------------------------------------
Net cash flows used in investment activities                (17,330)     (9,869)
--------------------------------------------------------------------------------
Cash flows provided by financing activities
  Net (decrease) increase in deposits before interest
    credited                                                 (3,509)     20,460
  Interest credited to deposits                               3,422       5,344
  Decrease in securities sold under agreements to
    repurchase                                               (8,426)      3,732
  Proceeds from FHLB advances                                69,393       8,000
  Repayments of FHLB advances                               (39,873)    (16,539)
  Decrease in advance payments by borrowers for taxes
    and insurance                                              (716)     (1,120)
  Cash dividends on common stock                             (1,477)     (1,339)
  Common stock repurchased as treasury stock                     --        (452)
  Payment for fractional shares                                  (7)         --
  Stock options exercised                                       881         719

--------------------------------------------------------------------------------
Net cash flows provided by financing activities              19,688      18,805
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    10,960      11,202
CASH AND CASH EQUIVALENTS:
  Beginning of period                                        25,749      39,395
                                                          ---------   ---------
  End of period                                          $   36,709  $   50,597
                                                         ==========  ==========
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                  $    1,025  $    1,663
  Interest                                               $    7,992  $   10,834
NON-CASH ITEMS:
  Stock dividend issued                                  $    5,075  $    3,518
  Net unrealized (loss) gain on investment securities
    available for sale, net of tax                       $      (60) $       22
  Net unrealized loss on cash flow hedge                 $     (338) $       --
ACQUISITIONS:
In conjunction with the branch acquisition, liabilities
  assumed and assets acquired were as follows:
    Assets acquired net of cash and cash
      equivalents received                               $    6,173  $       --
  Cash and cash equivalents received                     $   13,437  $       --
  Liabilities assumed                                    $   19,610  $       --

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

The Bank provides a wide range of banking services to individual and corporate customers through its eleven full-service branch offices in Chester County, Pennsylvania. The Bank provides a wide range of lending products including commercial real estate, commercial business, consumer as well residential real estate. Its lending activities are funded primarily with retail and business deposits and borrowings. Phila. Corp. is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission ("SEC"). It provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. Phila. Corp.'s offices are located in Wayne and Philadelphia, Pennsylvania.

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

The results of operations for the three- and nine-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2004. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2003.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS No. 123 "Accounting for Stock-based Compensation", and has instead continued to apply APB Opinion 25 and related Interpretations in accounting for plans and provide the required pro-forma disclosures of SFAS No.123; accordingly, no expense is recognized in the Consolidated Statement of Operations.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands except per share amounts):

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           MARCH 31,            MARCH 31,
                                     -------------------  -------------------
                                       2004      2003        2004      2003
                                     -------------------  -------------------
Net income, as reported              $ 1,606   $ 1,481     $ 4,718   $ 4,369
Deduct: Total stock-based
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                    (71)      (64)       (195)     (411)
                                     -----------------     -----------------
Pro forma net income                 $ 1,535   $ 1,417    $  4,523   $ 3,958
                                     =================    ==================

Earnings per share:
  Basic - as reported                $  0.33   $  0.31    $   0.98   $  0.92
                                     =================    ==================
  Basic - pro forma                  $  0.32   $  0.30    $   0.94   $  0.83
                                     =================    ==================

  Diluted - as reported              $  0.32   $  0.30    $   0.93   $  0.89
                                     =================    ==================
  Diluted - pro forma                $  0.30   $  0.28    $   0.90   $  0.81
                                     =================    ==================

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                           MARCH 31,             MARCH 31,
                                      --------------------  --------------------
                                        2004        2003       2004       2003
                                      -------      -------    -------     ------

Numerator:
  Net income                       $    1,606  $    1,481  $    4,718 $    4,369
                                   ==========  ==========  ========== ==========

Denominator:
  Denominator for basic per share-
  weighted average shares           4,854,141   4,768,907   4,832,674  4,764,176

Effect of dilutive securities:
  Stock options                       225,203     227,262     218,409    151,976
                                   ----------  ----------  ---------- ----------

Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  exercise                          5,079,344   4,996,169   5,051,083  4,916,152
                                   ==========  ==========  ========== ==========

Basic earnings per share           $     0.33  $     0.31  $     0.98 $     0.92
                                   ==========  ==========  ========== ==========
Diluted earnings per share         $     0.32  $     0.30  $     0.93 $     0.89
                                   ==========  ==========  ========== ==========

The number of anti-dilutive stock options was 46,250 for the three- and nine-month periods ended March 31, 2004 and was 1,050 and 4,095 for the same periods in 2003.

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                                     MARCH 31,         June 30,
                                                       2004             2003
                                                    ----------        ---------
First mortgage loans:
   Residential real estate                           $ 80,596          $101,997
   Construction-residential                            19,886            22,877
   Land acquisition and development                    12,656            17,964
   Commercial real estate                             134,328           122,207
   Construction-commercial                              9,738            16,232
Commercial business                                    47,267            43,059
Consumer                                              113,395            88,918
                                                     --------          --------
TOTAL LOANS                                           417,866           413,254
                                                     --------          --------

Less:
   Undisbursed loan proceeds:
      Construction-residential                        (14,923)          (22,359)
      Construction-commercial                          (1,256)           (3,585)
   Deferred loan fees - net                              (560)             (933)
   Allowance for loan losses                           (6,259)           (5,415)
                                                     --------          --------
NET LOANS                                            $394,868          $380,962
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

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At March 31, 2004 and June 30, 2003, the recorded investment in impaired loans was $3.6 million and $3.2 million, respectively. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

NOTE 4 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $597 thousand as of March 31, 2004, all of which were fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.50% and 5.75%. At March 31, 2004, the Company had $16.2 million of undisbursed construction loan funds as well as $74.0 million of undisbursed remaining consumer and commercial line balances.

NOTE 5 - JUNIOR SUBORDINATED DEBENTURES

On March 26, 2002, the Company issued $10.3 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity. The Trust then issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032. Effective December 31, 2003, CVAL deconsolidated the Trust, resulting in a change in the characterization of the underlying consolidated debt obligations from the previous trust preferred securities to junior subordinated debentures. The junior subordinated debentures qualify as a component of capital for regulatory purposes.

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

                                      -10

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At March 31, 2004 and June 30, 2003 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since March 31, 2004 that management believes have changed the institution's category.

The Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                               To be Well Capitalized
                                                          For Capital          Under Prompt Corrective
                                   Actual               Adequacy Purposes         Action Provisions
                             ------------------      --------------------      ------------------------
                               Amount    Ratio          Amount     Ratio           Amount    Ratio
                               ------    -----          ------     -----           ------    -----

AS OF MARCH 31, 2004:
HOLDING COMPANY
Total Capital
   (to  Risk-Weighted Assets)  $67,311   14.84%         $36,286     8.00%          $45,357   10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)   $61,570   13.57%         $18,143     4.00%          $27,214    6.00%
Tier 1 Capital
   (to Average Assets)         $61,570   10.34%         $23,810     4.00%          $29,763    5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)   $63,900   14.09%         $36,274     8.00%          $45,343   10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)   $58,225   12.84%         $18,137     4.00%          $27,206    6.00%
Tier 1 Capital
   (to Average Assets)         $58,225    9.84%         $23,678     4.00%          $29,598    5.00%

AS OF JUNE 30, 2003:
HOLDING COMPANY
Total Capital
   (to Risk-Weighted Assets)   $64,243   15.14%         $33,950     8.00%          $42,437   10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)   $58,937   13.89%         $16,975     4.00%          $25,462    6.00%
Tier 1 Capital
   (to Average Assets)         $58,937   10.29%         $22,903     4.00%          $28,629    5.00%

BANK
Total Capital
   (to Risk-Weighted Assets)   $60,424   14.26%         $33,901     8.00%          $42,377   10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)   $55,126   13.01%         $16,951     4.00%          $25,426    6.00%
Tier 1 Capital
   (to Average Assets)         $55,126    9.67%         $22,814     4.00%          $28,518    5.00%


NOTE 7 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At March 31, 2004, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases in interest rates would have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

The fair market value of the cap has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The fair value of the interest rate cap at March 31, 2004 was $493,000.

NOTE 8 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and Phila. Corp. First Financial operates a branch bank network with eleven full-service banking offices and provides primarily deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters and at Phila. Corp. Phila. Corp. operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

The Company evaluates performance based on the net income provided by each of its reportable segments. There are no material intersegment sales or transfers.

Phila. Corp. was acquired by the Company on May 29, 1998. Since such time, the Company's reportable segments have been its two independent financial services institutions.

The following table highlights income statement and balance sheet information for each of the segments at or for March 31, 2004 and 2003:

                            AT AND DURING THE THREE MONTHS ENDED MARCH 31,
                                2004                            2003
                    ------------------------------  ----------------------------
                                PHILA.                          PHILA.
                     BANK       CORP.      TOTAL      BANK      CORP.      TOTAL
                    --------  ---------  ---------  --------  ---------  -------
Net interest
  Income            $ 4,743      $   2    $ 4,745   $ 4,378      $   2   $ 4,380
Other income          1,326        987      2,313     1,038        788     1,826
Total net income      1,508         98      1,606     1,432         49     1,481
Total assets        628,295      2,065    630,360   586,475      1,929   588,404
Total interest-
  bearing
  deposits           24,704      1,731     26,435    44,947      1,573    46,520
Total trading
  Securities             --         10         10        --         16        16


                           AT AND DURING THE NINE MONTHS ENDED MARCH 31,
                                2004                            2003
                    ------------------------------  ----------------------------
                                PHILA.                           PHILA.
                     BANK       CORP.      TOTAL      BANK       CORP.     TOTAL
                    --------  ---------  ---------  --------  ---------  -------
Net interest
  Income            $14,190      $   6    $14,196   $13,351     $   10   $13,361
Other income          4,073      2,824      6,897     3,266      2,409     5,675
Total net income      4,421        297      4,718     4,150        219     4,369
Total assets        628,295      2,065    630,360   586,475      1,929   588,404
Total interest-
  bearing
  deposits           24,704      1,731     26,435    44,947      1,573    46,520
Total trading
  Securities             --         10         10        --         16        16


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AMENDMENT OF STATEMENT NO. 133

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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. As a result of the adoption of FIN 46, the Company deconsolidated Chester Valley Statutory Trust in the first quarter of 2004. The result was an increase in the junior debt of $310 thousand.


NOTE 10 - ACQUISITIONS

Effective March 31, 2004, in order to further enhance its existing branch network, First Financial Bank acquired the Coatesville, Chester County, Pennsylvania branch of PNC National Bank. As a result of the acquisition, First Financial Bank assumed approximately $19.5 million of deposit liabilities and acquired $4.0 million in consumer and commercial loans and buildings of $550,000. Additionally, the Company recorded an approximate $400,000 Core Deposit Intangible and $1.1 million in goodwill. The acquisition was accounted for using the purchase method of accounting.

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

The two primary objectives of the Company's strategic plan are to increase loans, in particular commercial business and real estate and construction loans, consumer loans and core deposits (consisting of all deposits other than certificates of deposits). The Company's net loans increased by $13.9 million, or 3.7%, from $381.0 million at June 30, 2003 to $394.9 million at March 31, 2004. Net loans other than residential loans increased by $38.8 million or 14.1% for the same period in 2003. The growth of core deposits was $55.7 million, or 21.9%, from $254.0 million at June 30, 2003 to $309.7 million at March 31, 2004.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 53.6% of its total loan portfolio at March 31, 2004 compared to 53.8% at June 30, 2003. Single-family and multi-family residential loans comprised 19.3% of the Company's loan portfolio at March 31, 2004 as compared to 24.7% at June 30, 2003.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans increased to $4.4 million at March 31, 2004 compared to $4.2 million at June 30, 2003. Included in the totals at both dates is a single commercial real estate loan in the amount of $3.2 million. Although the loan has always been current in the payment of interest as it has been due and the next six month payment of interest has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. The increase of non-accrual loans of $200,000 from June 30, 2003 is attributed to a single borrower who is current in his debt service payments but has encountered financial difficulties. The loan was placed on non-accrual and payments received are being applied to reduce principal, as the underlying collateral may be insufficient to cover the principal balance of the loans.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $168.5 million at March 31, 2004 compared to $147.6 million at June 30, 2003. This increase was due largely to the acquisition of agency bonds, variable rate asset-backed securities and mortgage-backed securities. In addition, the Company had short-term interest-bearing deposits of $26.4 million at March 31, 2004 compared to $9.4 million at June 30, 2003. This increase was due largely to interest-bearing deposits received in the acquisition of the Coatesville branch from PNC Bank.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $309.7 million or 73.7% of the Company's total deposits at March 31, 2004, as compared to $254.0 million or 63.4% at June 30, 2003. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits, both internally and through the acquisition of the Coatesville branch. Pursuant to the Company's strategy, the major focus in 2004 is on increasing commercial and consumer core deposits and relying less on higher rate certificates of deposits, primarily municipal certificates of deposits. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

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

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At March 31, 2004, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual re-pricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific re-pricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at March 31, 2004 is on page 27.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table on page 27 does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually re-price within the same period may not, in fact, re-price at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $630.4 million at March 31, 2004 from $584.5 million at June 30, 2003, principally due to a $13.9 million increase in loans receivable to $394.9 million at March 31, 2004 from $381.0 million at June 30, 2003. Net loans other than residential loans increased by $38.8 million or 14.1% for the same period in 2003. In line with its strategy, the growth occurred principally in the consumer and commercial loan portfolios. Residential mortgage loans as a percentage of total loans was reduced from 24.7% at June 30, 2003 to 19.3% at March 31, 2004. In addition to the loan growth, investment securities increased by $20.9 million, primarily through the acquisition of agency bonds, variable rate asset-backed securities and mortgage-backed securities. Cash and cash equivalents increased by approximately $11.0 million, as the proceeds from the assumption of the Coatesville branch deposits from PNC Bank were not received until March 31, 2004; and therefore were not available to invest. These increases were offset in part by a reduction in loans held for sale of $3.5 million. The recent increase in long-term interest rates created buying opportunities within the investment portfolio while simultaneously reducing demand for single-family residential loans held for sale.

Deposits increased by $19.5 due primarily to the acquisition of the Coatesville branch deposits from PNC Bank. The Bank has experienced internal growth within its core deposits; however, this growth was offset by a reduction in certificates of deposits, principally higher rate municipal certificates of deposits. Federal Home Loan Bank Advances increased $29.5 million to fund the above noted asset growth which occurred prior to the acquisition of the Coatesville branch.

Stockholders' equity increased by $3.7 million at March 31, 2004 as compared to June 30, 2003, primarily as a result of net income of $4.7 million and the issuance of common stock as a result of the exercise of stock options. These were partially offset by the payment of cash dividends of $1.5 million and a change in accumulated other comprehensive income of $398,000 related to unrealized losses on securities available for sale as well as the change in the market value of the cash flow hedge, net of tax.

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


                                                              Three Months Ended March 31,
                                             --------------------------------------------------------
                                                     2004                            2003
                                             -------------------------   ----------------------------
                                                              (Dollars in Thousands)
                                             AVERAGE             YIELD/    AVERAGE             YIELD/
                                             BALANCE   INTEREST   RATE     BALANCE   INTEREST   RATE
                                            --------------------------    ---------------------------

ASSETS:
  Loans and loans held for sale (1)          $399,542  $ 5,705   5.71%    $375,126    $ 6,187   6.60%
  Securities and other investments (1)        169,669    1,837   4.33%     163,562      1,684   4.12%
                                             -------------------------    ---------------------------
  Total interest-earning assets (1)           569,211    7,542   5.30%     538,688      7,871   5.84%
                                             -------------------------    ---------------------------
  Non-interest earning assets                  36,212                       47,473
                                             --------                     --------
  TOTAL ASSETS                               $605,423                     $586,161
                                             ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)     $409,501    1,279   1.26%    $417,192      1,917   1.86%
  FHLB advances and other borrowings (2)      134,428    1,345   4.02%     105,029      1,375   5.31%
                                             -------------------------    ---------------------------
TOTAL INTEREST-BEARING LIABILITIES (2)        543,929    2,624   1.94%     522,221      3,292   2.56%
                                             -------------------------    ---------------------------
  Non-interest-bearing liabilities              8,820                       16,856
  Stockholders' equity                         52,674                       47,084
                                             --------                     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $605,423                     $586,161
                                             ========                     ========
NET INTEREST INCOME/INTEREST RATE SPREAD               $ 4,918   3.36%                $ 4,579   3.28%
                                                       =======   =====                =======   =====
NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                                    3.48%                          3.45%
                                                                 =====                          =====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                   105%                           103%
                                                                 ====                           ====

(1) Yield calculated using 30/360 day basis.
(2) Yield/rate calculated based on the actual number of days.


The following details the tax equivalent adjustments in the above table:

                                   THREE MONTHS ENDED MARCH 31,
                ---------------------------------------------------------------
                               2004                           2003
                --------------------------------  -----------------------------
                  INTEREST     TAX      ADJUSTED   INTEREST     TAX     ADJUSTED
                   INCOME   ADJUSTMENT   INCOME     INCOME   ADJUSTMENT  INCOME
                -------------------------------   -----------------------------
                                     (Dollars in thousands)
Loans            $ 5,690    $   15    $ 5,705      $ 6,168    $   19    $ 6,187
Investments        1,679       158      1,837        1,504       180      1,684
                -------------------------------   -----------------------------
Total            $ 7,369    $  173    $ 7,542      $ 7,672    $  199    $ 7,871
                ===============================   =============================



                                                              NINE MONTHS ENDED MARCH 31,,
                                             --------------------------------------------------------
                                                     2004                            2003
                                             -------------------------   ----------------------------
                                                              (Dollars in Thousands)
                                             AVERAGE             YIELD/    AVERAGE             YIELD/
                                             BALANCE   INTEREST   RATE     BALANCE   INTEREST   RATE
                                             --------------------------   ---------------------------

ASSETS:
  Loans and loans held for sale (1)           $402,611  $17,727   5.87%    $376,965    $ 19,430  6.87%

  Securities and other investments (1)         162,044    5,046   4.15%     164,273       5,295  4.30%
                                              -------------------------    --------------------------
  Total interest-earning assets (1)            564,655   22,773   5.38%     541,238      24,725  6.09%
                                              -------------------------    --------------------------
  Non-interest earning assets                   36,339                       43,751
                                             ----------                    --------
  TOTAL ASSETS                                $600,994                     $584,989
                                             =========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)      $417,370    4,075   1.30%    $414,842       6,403  2.06%
  FHLB advances and other borrowings (2)       125,883    3,963   4.19%     109,839       4,375  5.31%
                                              -------------------------    ---------------------------

TOTAL INTEREST-BEARING LIABILITIES (2)         543,253    8,038   1.97%     524,681      10,778  2.74%
                                              -------------------------    ---------------------------
  Non-interest-bearing liabilities               6,723                       14,161
  Stockholders' equity                          51,018                       46,147
                                              --------                     --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $600,994                     $584,989
                                              ========                     ========
NET INTEREST INCOME/INTEREST RATE SPREAD                $14,735   3.41%                 $13,947  3.35%
                                                        ==============                  =============
NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                                     3.47%                          3.43%
                                                                  ====                           ====
Ratio of average interest-earning assets to
  interest-bearing liabilities                                    104%                           103%
                                                                  ====                           ====
(1) Yield calculated using 30/360 day basis.
(2) Yield/rate calculated based on the actual number of days.

The following details the tax equivalent adjustments in the above table:


                                  NINE MONTHS ENDED MARCH 31,
                ---------------------------------------------------------------
                               2004                           2003
                --------------------------------  -----------------------------
                  INTEREST     TAX      ADJUSTED   INTEREST     TAX     ADJUSTED
                   INCOME   ADJUSTMENT   INCOME     INCOME   ADJUSTMENT  INCOME
                -------------------------------   -----------------------------
                                       (Dollars in thousands)
Loans           $ 17,682    $   45    $ 17,727    $ 19,372    $   58   $ 19,430
Investments        4,552       494       5,046       4,767       528      5,295
                ------------------------------    -----------------------------
Total           $ 22,234    $  539    $ 22,773     $ 24,139    $  586   $ 24,725
                ==============================     =============================


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


                                                            NINE MONTHS ENDED MARCH 31,
                                             -------------------------------------------------------
                                                2004 COMPARED TO 2003       2003 COMPARED TO 2002
                                              INCREASE (DECREASE) DUE TO  INCREASE (DECREASE) DUE TO
                                             ---------------------------  --------------------------
                                              VOLUME     RATE     TOTAL    VOLUME      RATE    TOTAL
                                             -------------------------------------------------------
                                                              (Dollars in thousands)
Interest income on interest-earning assets:
  Loans and loans held for sale              $ 1,860  $ (3,563) $ (1,703)  $ 1,517  $ (2,283) $ (766)
  Securities and other investments               (70)     (179)     (249)      436    (1,741) (1,305)
                                             ---------------------------  --------------------------
     Total interest income                     1,790    (3,742)   (1,952)    1,953    (4,024) (2,071)
                                             ---------------------------  --------------------------

Interest expense on interest-bearing liabilities:
  Deposits and repurchase Agreements              67    (2,395)   (2,328)      145    (2,828) (2,683)
  FHLB advances and other Borrowings             838    (1,250)     (412)    1,836    (1,099)    737
                                             ---------------------------  --------------------------
     Total interest expense                      905    (3,645)   (2,740)    1,981    (3,927) (1,946)
                                             ---------------------------  --------------------------
Net change in net interest income            $   885  $    (97) $    788   $   (28)  $   (97) $ (125)
                                             ===========================  ==========================


Net interest income, on a fully tax equivalent basis, increased $339,000 and $788,000 for the three-and nine-month periods ended March 31, 2004, respectively, compared to the same periods in 2003. The net interest margin increased 3 basis points and 4 basis points over the same three- and nine-month periods, respectively. Total interest income, on a fully tax equivalent basis, decreased to $7.5 million for the three-month period ended March 31, 2004, from $7.9 million for the same period in 2003. Total interest income, on a fully tax equivalent basis, decreased to $22.8 million for the nine-month period ended March 31, 2004, from $24.7 million for the same period in 2003. Both declines were primarily the result of declining market interest rates during the year, which was partially offset by an increase in average interest-earning assets during the periods.

Total interest expense decreased to $2.6 million from $3.3 million for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003. Total interest expense decreased to $8.0 million from $10.8 million for the nine-month period ended March 31, 2004 as compared to the nine-month period ended March 31, 2003. The declines are due largely to (a) general decline in market interest rates over the twelve month period, (b) a change in the mix of the deposit base from higher costing certificates of deposits to core deposits (Demand deposits, Savings and Money Market Accounts) and (c) the conversion of approximately $41.0 million of high costing fixed rate Federal Home Loan Bank Advances to lower costing variable rates through the use of interest rate swaps entered into during the period June 2003 through August 2003. Offsetting part of the decrease was an increase in the average balance of interest-bearing liabilities during both the three and nine month periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $248,000 and $682,000, for the three- and nine-months ended March 31, 2004 as compared to the same three- and nine-months ended March 31, 2003. The increase is due principally to growth in the loan portfolio, an increase in non-performing assets, as well as a change in the mix of the loan portfolio.

OTHER INCOME

Total other income increased $487,000 and $1.2 million for the three- and nine-months ended March 31, 2004 compared to the same three- and nine-months ended March 31, 2003. The increases are due principally to (a) increases in investment services income from Uvest and Phila. Corp. resulting from increased revenues as brokerage transactions increased year over year, and (b) increased gains on the sale of securities due primarily to the tender offer for a certain corporate bond, gains from portfolio restructuring done as part of the Company's on-going asset/liability management as well as the liquidation of a portion of a community bank common stock portfolio which was held as an investment at the holding company.

OPERATING EXPENSES

Total operating expenses increased by $359,000 and $941,000 for the three- and nine-months ended March 31, 2004 as compared to the three- and nine-months ended March 31, 2003. These represent 8.2% and 7.2% increases for the three- and nine-month periods. The increases are due largely to increased costs associated with checking accounts and other core deposits, a one-time charge for legal costs associated with a Corporate Governance review, as well as annual salary increases and the investment in management infrastructure.

INCOME TAX EXPENSE

Income tax expense increased by $85,000 for the nine-month period ended March 31, 2004 as compared to the nine-month period ended March 31, 2003. The increase was due to higher pre-tax income and was partially offset by a reduction in the effective tax rate from 24.2% to 23.8% from March 31, 2003 to March 31, 2004. The reduction in the effective tax rate is the result of a higher percentage of the Company's income before taxes being derived from tax-exempt investments as well as various federal tax credits received by the Company. Income tax expense increased by $120,000 for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 due to an increase in pre-tax income, as well as an increase in the effective tax rate caused by the sale and/or redemption of a number of tax-free investments.

                                  ASSET QUALITY

Non-performing loans totaled $4.4 million and $4.2 million at March 31, 2004 and June 30, 2003, respectively. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. Included in the totals at both dates is a single commercial real estate loan in the amount of $3.2 million. Although the loan is current in the payment of interest as it has been due and the next six months payment of interest has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. The increase of non-accrual loans of $200,000 from June 30, 2003 is attributed to a single borrower who is current in his debt service payments but has encountered financial difficulties. The loan was placed on non-accrual and payments received are being applied to reduce principal, as the underlying collateral may be insufficient to cover the principal balance of the loans.

At March 31, 2004 and June 30, 2003, the Company's classified loans, which consisted of loans classified as substandard, doubtful or loss, totaled $10.4 million on both dates. Included in loans classified substandard at March 31, 2004 and June 30, 2003, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included in classified loans at March 31, 2004 were loans totaling $8.6 million, which are current but have been listed as substandard and are being closely monitored.

At March 31, 2004, in addition to classified loans, classified assets included three (four at June 30, 2003) Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds at March 31, 2004 was $5.7 million ($7.0 million at June 30, 2003). Two of the three bonds with an aggregate book value of $4.8 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and had a book balance of $847,000 at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issues. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. Although all principal and interest have been paid per the terms of the bond indenture, this bond is on non-accrual at March 31, 2004.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as Federal Home Loan Bank overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At March 31, 2004, the Company had $597 thousand in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $16.2 million and $74.0 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 14, 2003, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.105 per share, both of which were paid on September 15, 2003. Additional cash dividends of $.105 per share were declared and paid in December 2003 and March 2004. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial and/or Phila. Corp., which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At March 31, 2004, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2003.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales to Freddie Mac of whole loans and 95% participation interests in long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. When selling loans, the Company has generally retained servicing in order to increase its non-interest income. At March 31, 2004, the Company serviced $3.3 million of mortgage loans for others. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at March 31, 2004:

             INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 2004
                             (Dollars in thousands)


                                                   MORE THAN                 MORE THAN    MORE THAN
                                                     THREE      MORE THAN     ONE YEAR      THREE
                                       THREE         MONTHS     SIX MONTHS    THROUGH        YEARS     MORE THAN
                                       MONTHS       THROUGH      THROUGH       THREE       THROUGH       FIVE
                                      OR LESS      SIX MONTHS   ONE YEAR      YEARS       FIVE YEARS    YEARS        TOTAL
                                   -----------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS:
   Loans: (1)
        Real estate (2)              $ 72,788      $ 20,039      $ 30,335     $ 68,274     $ 43,546    $  5,859    $240,841
        Commercial business            35,267         1,141         2,086        6,166        2,607          --      47,267
        Consumer                       47,927         4,551         8,272       24,190       14,260      14,195     113,395
   Securities and interest-bearing
     deposits (3)                      71,174        11,929        12,982       37,409       30,042      28,110     191,646
                                     ---------------------------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS     $227,156      $ 37,660      $ 53,675     $136,039     $ 90,455    $ 48,164    $593,149
                                     ---------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
  Savings accounts                    $ 1,653       $  1,654       $ 3,310     $ 13,280     $ 13,342       $  --     $33,239
  NOW accounts                          1,626          1,627         3,257       13,068       13,131      33,103      65,812
  Money market accounts               123,670          1,782         3,573       10,811        7,322           -     147,158
  Certificate accounts                 29,277         12,486        20,343       27,393       16,722       4,168     110,389
  Repo sweep                           18,932             --             -           --           --          --      18,932
  Borrowings                           41,778          2,027        13,069       12,489       24,495      29,711     123,569
                                     ----------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING
     LIABILITIES                     $216,936       $ 19,576      $ 43,552     $ 77,041     $ 75,012    $ 66,982    $499,099
                                     ----------------------------------------------------------------------------------------

Cumulative (deficit) excess of
  interest-earning assets
  to interest-bearing liabilities    $ 10,220       $ 28,304      $ 38,427     $ 97,425     $122,868    $ 94,050    $ 94,050
                                     ========       ========      ========     ========     ========    ========    ========
Cumulative ratio of interest
  rate-sensitive assets to interest
  rate-sensitive liabilities           104.7%         112.0%        113.7%       127.3%       126.1%      118.8%      118.8%
                                     ========       ========      ========     ========     ========    ========    ========
CUMULATIVE DIFFERENCE AS A
  PERCENTAGE OF TOTAL ASSETS             1.6%          4.5%           6.1%        15.5%        18.0%       15.0%       15.0%
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

PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings

      Except as described in the Company's Form 10-K as of June 30, 2003 (with respect to certain litigation, which there has been no material development), the Company is involved in legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

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

                                INDEX TO EXHIBITS

  NUMBER                         DESCRIPTION
--------------------------------------------------------------------------------
   31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2004
   31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 13, 2004
   32.1    Certification of the Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2004
   32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 13, 2004


     (b) Reports on Form 8-K

         (1) Form 8-K, filed January 28, 2004 - Results of Operations and Financial Condition at December 31, 2003 (Items 7 and 9).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Chester Valley Bancorp Inc.


Date       05/13/04                       /s/ Donna M. Coughey
     --------------------------           --------------------------------------
                                          Donna M. Coughey
                                          President and Chief Executive Officer


Date         05/13/04                     /s/ Joseph T. Crowley
     --------------------------           --------------------------------------
                                          Joseph T. Crowley
                                          CFO and Treasurer