Form 10-K
period 2004-06-30
CHESTER VALLEY BANCORP INC
filed 2004-09-10
CIK 854098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      FOR THE FISCAL YEAR ENDED:  JUNE 30, 2004

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

Indicate by check mark whether registrant is an accelerated filer as defined in
Exchange Act Rule 12b-2. YES   X    NO
                             -----     -----

As of September 3, 2004, the aggregate value of the 4,878,515 shares of Common Stock of the registrant which were issued and outstanding on such date, excluding 464,122 shares held by all directors and officers of the registrant as a group, was approximately $92.1 million. This figure is based on the closing sales price of $20.86 per share of the registrant's Common Stock on September 3, 2004.

Number of shares of Common Stock outstanding as of September 3, 2004: 4,878,515

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2004 annual meeting of shareholders are incorporated into Part III, Items 10-13 of this Form 10-K.



                                           INDEX
                                                                                       PAGE
                                                                                       ----

                                           PART I
Item 1.       Business...............................................................   1
Item 2.       Properties.............................................................  31
Item 3.       Legal Proceedings......................................................  33
Item 4.       Submission of Matters to a Vote of Security Holders....................  33


                                           PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters................................................................  33
Item 6.       Selected Financial Data................................................  34
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................  35
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.............  48
Item 8.       Financial Statements and Supplementary Data............................  50
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................  81
Item 9a.      Controls and Procedures................................................  81


                                           PART III
Item 10.      Directors and Executive Officers of the Registrant.....................  81
Item 11.      Executive Compensation.................................................  81
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........  81
Item 13.      Certain Relationships and Related Transactions.........................  81


                                           PART IV
Item 14.      Principal Accountants Fees and Services................................  82
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  83


Signatures    .......................................................................  85

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

PART I.

ITEM 1.  BUSINESS

GENERAL

     Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a savings association, and Philadelphia Corporation for Investment Services ("PCIS"), a full-service investment advisory and securities brokerage firm. Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank from a Pennsylvania-chartered savings association. As a consequence of such charter conversion, the Holding Company became a bank holding company that has also been designated as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company. The Bank provides a wide range of banking services to individual and corporate customers through its twelve full-service branch offices located in Chester County, Pennsylvania. The Bank provides residential real estate, commercial real estate, commercial and consumer lending services, which are primarily funded by retail and business deposits as well as borrowings. PCIS is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Commission. PCIS provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. PCIS' offices are located in Wayne and Philadelphia, Pennsylvania.

     References to the Company include its wholly owned subsidiaries, the Bank and PCIS, unless the context of the reference indicates otherwise.

     First Financial Bank's customer deposits are insured to the maximum extent provided by law by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to examination and comprehensive regulation by the FDIC and the Pennsylvania Department of Banking ("Department"). Prior to the Bank's conversion to a commercial bank, it was also subject to regulation and examination by the Office of Thrift Supervision ("OTS"). It is a member of the Federal Home Loan Bank of Pittsburgh ("FHLBP"), which is one of the 12 regional banks comprising the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The Holding Company, as a registered bank holding company, is subject to examination and regulation of the Federal Reserve Board.

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

COMPETITION

     First Financial encounters strong competition both in the attraction of deposits and in the making of commercial, real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, savings associations, savings banks and credit unions conducting business in its primary market area. The Bank also encounters competition for deposits from money market and other mutual funds, as well as corporate and government securities and insurance companies. The principal methods used by the Bank to attract deposit accounts include offering a variety of services, providing convenient office locations with expanded banking hours and offering extraordinary customer service and competitive interest rates. The Bank's primary competition for commercial, real estate and other loans, comes from other commercial banks, savings institutions, credit unions, mortgage banking companies, insurance companies, and other lenders. First Financial competes successfully for loans through competitive interest rates and maturities and loan fees as well as providing quality service to borrowers and real estate brokers.

     PCIS is engaged in securities brokerage and asset management activities, both of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the National Association of Securities Dealers, Inc. (the "NASD"), commercial banks and savings associations, insurance companies, investment companies, and financial consultants. PCIS competes successfully against other firms through its' quality service, excellent reputation, successful track record and competitive pricing.

EMPLOYEES

     The Company had 171 full-time employees and 26 part-time employees as of June 30, 2004. None of these employees are covered by a collective bargaining agreement and the Company believes that it enjoys good relations with its personnel.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION

     The Company's net loan portfolio (net of loans in process, deferred fees and allowance for loan losses), including loans held for sale, totaled $395.7 million at June 30, 2004 representing approximately 61.6% of the Company's total assets of $642.1 million at that date.

     The following table presents information regarding the composition of the Company's loan portfolio at the dates indicated.


                                                                            AT JUNE 30,
                                   ----------------------------------------------------------------------------------------------
                                          2004               2003               2002               2001                2000
                                   -----------------  -----------------  -----------------  -----------------   -----------------
                                               % OF               % OF               % OF               % OF                % OF
                                              TOTAL              TOTAL              TOTAL              TOTAL               TOTAL
                                    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT    LOANS     AMOUNT    LOANS
                                   -----------------  -----------------  -----------------  -----------------   -----------------
                                                                                  (Dollars in Thousands)
Real estate loans:
  Residential:
     Single-family                 $  70,126   16.4%  $  99,401   24.1%  $ 127,072   32.4%  $ 148,805   40.2%   $ 167,451   46.8%
     Multi-family                      3,878    0.9%      2,596    0.6%      6,679    1.7%         --    0.0%          --    0.0%
   Commercial                        140,721   33.0%    122,207   29.6%    103,985   26.5%     82,890   22.4%      66,221   18.5%
   Construction and land
     acquisition(1)                   48,860   11.4%     57,073   13.8%     48,470   12.3%     46,243   12.5%      42,372   11.8%
                                   ---------   ----   ---------   ----   ---------   ----   ---------   ----    ---------   ----
     Total real estate loans         263,585   61.7%    281,277   68.1%    286,206   72.9%    277,938   75.1%     276,044   77.1%
Commercial business loans(2)          49,142   11.5%     43,059   10.4%     36,774    9.4%     27,653    7.4%      19,358    5.4%
Consumer loans(3)                    114,787   26.8%     88,918   21.5%     69,538   17.7%     64,756   17.5%      62,433   17.5%
                                   ---------   ----   ---------   ----   ---------   ----   ---------   ----    ---------   ----
     Total loans receivable          427,514  100.0%    413,254  100.0%    392,518  100.0%    370,347  100.0%     357,835  100.0%

Less:
  Loans in process                   (25,549)           (25,944)           (22,833)           (20,528)            (20,908)
  Allowance for loan losses           (6,331)            (5,415)            (4,588)            (4,264)             (3,908)
   Deferred loan fees                   (508)              (933)            (1,533)            (1,592)             (1,713)
                                   ---------   ----   ---------   ----   ---------   ----   ---------   ----    ---------
     Net loans receivable            395,126            380,962            363,564            343,963             331,306

Loans held for sale: single-family
  residential mortgages                  538              3,866                138              2,350                  --
                                   ---------   ----   ---------   ----   ---------   ----   ---------   ----    ---------
Net loans receivable and loans
  held for sale                    $ 395,664          $ 384,828          $ 363,702          $ 346,313           $ 331,306
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

CONTRACTUAL MATURITIES

     The following table sets forth the contractual principal repayments of the total loan portfolio, including loans in process, of the Company as of June 30, 2004, by categories of loans. Loans are included in the period in which they mature. Loans held for sale are not included.


                                                             PRINCIPAL REPAYMENTS
                                                 CONTRACTUALLY DUE IN YEAR(S) ENDED JUNE 30,
                                                 -------------------------------------------
                                                               (In Thousands)
                                       TOTAL
                                    OUTSTANDING
                                         AT                                         2010
                                      JUNE 30,                      2006-           AND
                                        2004          2005          2009         THEREAFTER
                                    -----------     --------      --------       ----------
Real estate loans:
  Residential                         $ 74,004      $ 10,789      $  7,642        $ 55,573
  Commercial                           140,721        30,382       102,378           7,961
  Construction and land acquisition     48,860        24,360        12,396          12,104
Commercial business loans               49,142        35,956         9,276           3,910
Consumer loans                         114,787        32,408         9,587          72,792
                                      --------      --------      --------        --------
    TOTAL LOANS RECEIVABLE            $427,514      $133,895      $141,279        $152,340
                                      ========      ========      ========        ========

     The following table sets forth, as of June 30, 2004, the dollar amount of all loans contractually due after June 30, 2005, which have fixed interest rates and floating or adjustable rates.

                                                 CONTRACTUAL OBLIGATIONS
                                                 DUE AFTER JUNE 30, 2005
                                          -------------------------------------
                                                       FLOATING/
                                            FIXED       ADJUSTABLE
                                            RATES          RATES        TOTAL
                                          -------------------------------------
                                                     (In Thousands)
 Real estate loans:
      Residential                         $ 54,512       $ 8,703      $ 63,215
      Commercial                            23,835        86,504       110,339
      Construction and land acquisition      2,374        22,126        24,500
 Commercial business loans                  11,642         1,544        13,186
 Consumer loans                             81,667           712        82,379
                                          -------------------------------------
      TOTAL LOANS                         $174,030      $119,589      $293,619
                                          =====================================

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

ORIGINATION, PURCHASE AND SALE OF LOANS

     Commercial, multi-family residential real estate and consumer loans are originated directly by the Bank through salaried loan officers. Salaried employees originated single-family residential real estate loans during part of fiscal 2002 but beginning in the second quarter of fiscal 2002, the Bank outsourced much of this function to a third party. (In February 2004, the Bank changed its third party processor to a Private Label platform, which provides the Bank with better control of its customer base to handle the originations, processing and sale of single-family residential real estate loans.) Substantially all of the residential real estate loans originated by the Bank using the third party processor are immediately sold and the Bank recognizes a gain or loss on the sale.

     Prior to changing its method of originating single-family residential loans in 2002, the Bank had periodically identified certain loans as held for sale at the time of origination. These loans consisted primarily of fixed-rate, single-family residential mortgage loans. See "Loans Held for Sale" within Note
- 1 of Notes to the Consolidated Financial Statements set forth at Item 8 hereof.

LOAN PRODUCTS

     The Bank offers a broad array of loan products with competitive terms and conditions to both individuals and to businesses. Prior to its' charter conversion to a commercial bank, loan activity had been primarily focused on the origination of mortgage loans collateralized by single-family residential properties. However, in recent years, the Bank has substantially expanded its involvement in commercial real estate and commercial business lending as part of its strategic shift, which shift culminated in the Bank's conversion to a commercial bank in September 2001. As a result of the changing composition of the Bank's loan portfolio, loans secured by single-family properties have declined as a percentage of the total loan portfolio from 46.8% at June 30, 2000 to 17.3% at June 30, 2004. Commercial real estate and commercial business loans in the aggregate increased from 22.7% to 44.5% at the same dates, respectively. The Bank has also continued to remain an active construction and land acquisition loan originator, with such loans accounting for 11.4% of the Bank's total loan portfolio as of June 30, 2004. In order to meet the wide-ranging needs of its customers, the Bank has also marketed aggressively a variety of consumer loans, including home equity loans and lines of credit.

     Through its' outsourcing partnerships, the Bank originates residential real estate loans secured by properties located primarily in southeastern Pennsylvania. These loans are both fixed-rate and adjustable-rate loans with amortization periods up to 30 years.

     The Bank provides a wide range of commercial lending products. These products include commercial business loans, commercial and multi-family real estate construction, residential development and land acquisition loans. Commercial real estate loans normally are secured by properties located in Chester County or the four counties contiguous to it. The majority of such loans bear adjustable interest rates with amortization terms of 20 years or less.

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

     The Bank's consumer loans are primarily loans to individuals originated through its branch network. The majority of its originations are home equity term and credit lines secured by a first or second mortgage on the primary residence of the borrower. Home equity credit lines are generally indexed to the national prime rate, while home equity term loans generally bear fixed interest rates and have terms of fifteen years or less. Home equity loans and lines of credit aggregated $100.8 million or 23.6% of the total loan portfolio at June 30, 2004.

REGULATORY REQUIREMENTS AND UNDERWRITING POLICIES

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to the parity provisions of the Pennsylvania Banking Code of 1965 ("Banking Code"), the aggregate loans that the Company may make to any borrower and its affiliates is limited to 15% of unimpaired capital for unsecured loans and 25% of capital for loans secured by readily marketable collateral. At June 30, 2004, pursuant to such provisions, the Bank was permitted to extend credit to any one borrower totaling $9.8 million. At June 30, 2004, the Bank's largest loan or group of loans to one borrower, including related entities, aggregated $9.1 million, and is in conformity with the current loans to one borrower regulations described above.

     The Bank is currently permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a single-family residential first mortgage loan exceeds 90% of the appraised value, the Bank is required by regulation to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance is normally obtained on all residential loans whose loan-to-value ratios exceed 80%. The Bank will generally lend up to 97% of the appraised value of one-to four-family owner-occupied residential dwellings when the required private mortgage insurance is obtained. The Bank generally originates loans of up to 80% of the appraised value of the properties securing its commercial real estate and commercial business loans and 80% of the appraised value upon completion or sale price, whichever is lower, for construction loans. With respect to construction loans for owner-occupied properties made in connection with the providing of the permanent financing, the Bank will lend up to 90% of the appraised value when the required private mortgage insurance is obtained.

LOAN FEE AND SERVICING INCOME

     In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments, prepayments, repayments and changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made. At June 30, 2004, the Bank was servicing $9.9 million of loans for others, of which $2.5 million consisted of whole loans sold by the Bank to Freddie Mac.

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

     For purposes of applying the measurement criteria for impaired loans, the Bank excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial loans with balances of less than $100,000. For applicable loans, the Bank evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. At June 30, 2004, the Bank had $4.0 million in impaired loans as compared to $3.2 million at June 30, 2003. The Bank's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed above. Impaired loans or a portion thereof are charged off when the Bank determines that foreclosure is probable and the fair value less disposal costs of the collateral is less than the recorded investment of the impaired loan.

     The following table sets forth information regarding non-accrual loans and REO held by the Bank at the dates indicated. The Bank did not have, at any of the dates presented any (i) loans 90 days or more delinquent as to principal or interest and on which interest is being accrued or (ii) loans classified as restructured troubled debt.


                                                      AT JUNE 30,
                                     ----------------------------------------------
                                      2004      2003      2002      2001      2000
                                     ----------------------------------------------
                                                  (Dollars in Thousands)
NON-ACCRUAL LOANS:

Residential real estate loans        $  591    $  968    $  858    $  952    $  735
Commercial and multi-family
   residential real estate loans      2,900     3,092        --        --        --

Construction and land loans              --        --        --        --        --
Commercial business loans               682        62        --        --        --
Consumer loans                           37        65        86       220       207
                                     ------    ------    ------    ------    ------
Total non-accrual loans              $4,210    $4,187    $  944    $1,172    $  942
                                     ======    ======    ======    ======    ======

Single commercial real estate loan    2,900     3,092        --        --        --

                                     ------    ------    ------    ------    ------
Total non-accrual loans less
   single commercial real estate     $1,310    $1,095    $  944    $1,172    $  942
   loan(1)
                                     ======    ======    ======    ======    ======

Total non-accrual loans
  to total assets                      0.66%     0.72%     0.17%     0.22%     0.19%
                                     ======    ======    ======    ======    ======

Total non-accrual loans less
   single commercial real estate
   loan to total assets(1)             0.20%     0.19%     0.17%     0.22%     0.19%
                                     ======    ======    ======    ======    ======

Total REO                                54        --        40        --        --
                                     ------    ------    ------    ------    ------

Total non-accrual loans and REO
   to total assets                      .66%      .72%     0.17%     0.22%     0.19%
                                     ======    ======    ======    ======    ======

     (1) We believe this non-GAAP disclosure is important as this particular loan had been originated prior to the current management of the Bank and we do not believe it is representative of the balance of the portfolio.

     At June 30, 2004, non-accrual real estate loans included 8 residential mortgage loans aggregating $591,000, all secured by single-family residential properties as well as a single commercial real estate loan in the amount of $2.9 million. The Loan had not been repaid in accordance with its original maturity and has been extended by the Bank as the borrower attempts to work through its financial difficulties. The Borrower has recently received a commitment from the United States Department of Agriculture to guarantee a portion of the underlying real estate project and is in the process of negotiating a refinance of the project with an independent third party lender. Although the loan is current in the payment of interest as it has been due, since its origination in 1998, and the Bank has received interest prepaid through September 15, 2004, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity, as the borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. Additionally, June 30, 2004 non-accrual loans include two commercial business loans aggregating $655,000 to a single borrower who has encountered financial difficulties but has continued to maintain the loans in a current status. Cash payments received are reducing the outstanding principal balance on the loans.

     The total amount of non-performing loans was $4.2 million, $4.2 million and $944 thousand at June 30, 2004, 2003, and 2002, respectively. If these non-performing loans had been current in accordance with their original terms (or were not placed on non-accrual at the Bank's discretion) and had been outstanding throughout the respective periods, the gross amount of interest income for 2004, 2003, and 2002 that would have been recorded for these loans would have been $734 thousand, $451 thousand, and $195 thousand, respectively. Interest income on these non-performing loans included in income for 2004, 2003, and 2002 amounted to $107 thousand, $353 thousand, and $114 thousand, respectively.

ALLOWANCES FOR LOSSES ON LOANS AND CLASSIFIED LOANS

     The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business loans greater than $100,000, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes, local and national economic conditions, as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio, delinquency trends, local and national economic conditions and the volume of non-performing loans. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

     For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At June 30, 2004, the recorded investment in impaired loans was $4.0 million as compared to $3.2 million at June 30, 2003. The increase is due primarily to the above noted two commercial business loans to the single borrower. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

     At June 30, 2004, the Bank's allowance for loan losses was $6.3 million or 1.60% of total net loans receivable and 150.4% of total non-performing loans compared to $5.4 million or 1.41% of net loans receivable and 129.3% of total non-performing loans at June 30, 2003. The following table summarizes activity in the Company's allowance for loan losses during the periods indicated.


                                                                AS OF JUNE 30,
                                           -------------------------------------------------------
                                             2004        2003        2002       2001        2000
                                           -------     -------     -------     -------     -------
                                                                (In Thousands)
Allowance at beginning of period           $ 5,415     $ 4,588     $ 4,264     $ 3,908     $ 3,651

Loans charged off against the allowance:
  Residential real estate                       --          (7)       (142)        (29)         (8)
  Commercial business                          (29)         --          --          --        (131)
  Consumer                                    (102)        (69)        (87)        (75)        (32)
                                           --------    --------    --------    --------    --------
Total charge-offs                             (131)        (76)       (229)       (104)       (171)
Recoveries:
  Residential real estate                        5          --          --           4          --
  Commercial business                           --          --          --           2           2
  Consumer                                      26          24           6           9           6
                                           --------    --------    --------    --------    --------
Total recoveries                                31          24           6          15           8

Net charge-offs                               (100)        (52)       (223)        (89)       (163)

Provision for loan losses charged to
  operating expenses                           971         879         547         445         420
                                           --------    --------    --------    --------    --------
Allowance acquired in Coatesville
  branch acquisition                            45          --          --          --          --
                                           --------    --------    --------    --------    --------
Allowance at year end                      $ 6,331     $ 5,415     $ 4,588     $ 4,264     $ 3,908
                                           ========    ========    ========    ========    ========

Ratio of net charge-offs to
  average loans outstanding                   0.02%       0.01%       0.06%       0.03%       0.05%
                                           ========    ========    ========    ========    ========
Ratio of allowance to period-end
  net loans                                   1.60%       1.41%       1.26%       1.23%       1.18%
                                           ========    ========    ========    ========    ========

     The following table presents information regarding the Bank's total allowance for losses on loans as well as the allocation of such amounts to the various categories of the loan portfolio.


                                                                            AT JUNE 30,
                                   --------------------------------------------------------------------------------------------
                                         2004               2003               2002               2001               2000
                                   ----------------   ----------------   ----------------   ----------------   ----------------
                                              % OF               % OF               % OF               % OF               % OF
                                              LOANS              LOANS             LOANS              LOANS              LOANS
                                            TO TOTAL           TO TOTAL          TO TOTAL           TO TOTAL           TO TOTAL
                                    AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT   LOANS     AMOUNT   LOANS     AMOUNT   LOANS
                                   -----------------  -----------------  ----------------   ----------------   ----------------
                                                                                      (In Thousands)
Residential real estate loans      $   272    17.3%   $   372    24.7%   $   402    34.1%   $   537    40.2%   $   700    46.8%
Commercial real estate loans         2,830    33.0%     2,613    29.6%     1,707    26.5%     1,547    22.4%     1,553    18.5%
Construction and land loans            338    11.4%       380    13.8%       279    12.3%       200    12.5%       241    11.8%
Commercial business loans            1,825    11.5%     1,231    10.4%     1,450     9.4%     1,267     7.4%       632     5.4%
Consumer loans                       1,066    26.8%       819    21.5%       750    17.7%       713    17.5%       782    17.5%
                                   -----------------  -----------------  ----------------   ----------------   -----------------
Total allowance for loan losses    $ 6,331   100.0%   $ 5,415   100.0%   $ 4,588   100.0%   $ 4,264   100.0%   $ 3,908   100.0%
                                   =================  =================  =================  =================  =================

Total allowance for loan losses
  to total non-performing loans     150.4%             129.3%             486.0%             363.8%             414.9%
                                   =======            =======            =======            =======            =======

Total allowance for loan losses
  to total non-performing loans
  less single commercial real
  estate loan1                      483.3%             495.0%             486.0%             363.8%             414.9%
                                   =======            =======            =======            =======            =======

Total non-performing loans          $4,210             $4,187            $   944            $ 1,172            $   942
                                   =======            =======            =======            =======            =======

-----------------------
(1)See Table on Page 8 for reconciliation.

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

     At June 30, 2004, the Company's classified loans, which consisted of loans classified as substandard or doubtful, totaled $10.7 million as compared to $15.3 million at June 30, 2003. Included in the loans classified substandard at June 30, 2004 and June 30, 2003 were all loans 90 days past due, loans which are less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, and loans which have a well-defined weakness that may jeopardize the liquidation of the debt.

SECURITIES ACTIVITIES

     Historically, interest and dividends on securities and interest-bearing deposits have provided the Company with a significant source of revenue. At June 30, 2004, the Company's securities portfolio and interest-bearing deposits aggregated $204.8 million or 31.9% of its total assets.

     The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. Securities in the held to maturity category are accounted for at amortized cost. Trading securities are accounted for at quoted market prices with changes in market values being recorded as gain or loss in the statement of operations. All other securities are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. At June 30, 2004, the Company had a net unrealized loss on securities available for sale, net of taxes, of $2.0 million. The following table sets forth the Company's securities portfolio and interest-earning deposits at carrying value at the dates indicated.

                                                                          AT JUNE 30,
                                                          ------------------------------------------
                                                             2004            2003              2002
                                                          ---------       ---------        ---------
                                                                      (Dollars in Thousands)
Interest-bearing deposits                                 $  15,352       $   9,438        $  29,163
Trading account securities(1)                                     8              10               16
Investment securities held to maturity:
  U.S. Government and agency obligations                     32,513             130            6,376
  Municipal notes and bonds(2)                               14,884          13,793            8,215
  Mortgage-backed securities                                  3,366           8,520           16,725
  Collateralized mortgage obligations                           885           1,934            4,585
  Debt securities                                             1,003           3,216               --
  Other                                                       6,733           5,797            5,279
                                                          ---------       ---------        ---------
    Total investment securities held to maturity             59,384          33,390           41,180

                                                                          AT JUNE 30,
                                                          ------------------------------------------
                                                             2004            2003              2002
                                                          ---------       ---------        ---------
Investment securities available for sale:
  U.S. Government and agency obligations                      7,336           2,074            3,401
    Municipal notes and bonds(2)                             11,606          26,767           30,195
  Mortgage-backed securities                                 40,934          31,672           24,696
  Collateralized mortgage obligations                        35,568          25,545           23,319
  Equity securities                                             688           1,236            1,346
  Debt securities                                            17,021          24,916           18,436
  Asset-backed securities                                    13,040              --               --
  Other                                                       3,896           2,010               --
                                                          ---------       ---------        ---------
    Total investment securities available for sale          130,089         114,220          101,393
                                                          ---------       ---------        ---------
    Total securities and interest-bearing deposits        $ 204,833       $ 157,058        $ 171,752
                                                          =========       =========        =========

    (1) The trading account securities are being maintained at PCIS, which is a subsidiary of the Company.
    (2) The income from municipal notes and bonds is generally non-taxable for federal and state purposes.

     The investment security portfolio is a significant tool in the Company's management of its' interest rate risk as well as serving as a secondary source for funding the liquidity needs of the Bank. In that regard, the Company attempts to maximize income within the portfolio while minimizing interest rate risk so that the portfolio is not subject to significant fluctuations in market value.

     Included in investment securities available for sale at June 30, 2004 are three non-rated Pennsylvania Municipal Authority bonds that have been classified as substandard. These securities were originally purchased at various times during the period from June 1998 through June 2000. The aggregate book value of the bonds, after write-downs of $955 thousand is $5.6 million. Two of the three bonds with an aggregate book value of $4.9 million at June 30, 2004 are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

     A third bond was issued by the Housing Authority of Chester County and has a book balance of $720 thousand at June 30, 2004 and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issue. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. This bond is on non-accrual at June 30, 2004.

     These classified investments are closely monitored and fairly stated at June 30, 2004 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur and thus could result in further adjustments to the carrying value of these investments.

     The amortized cost and estimated fair value of investment securities at June 30, 2004, by contractual maturity, are shown below.


                                                                                WEIGHTED
                                              AMORTIZED       ESTIMATED         AVERAGE
                                                COST         FAIR VALUE          YIELD
                                             ----------      ----------         --------
                                                        (Dollars in Thousands)
HELD TO MATURITY
  Due in one year or less                     $   1,003       $   1,012           5.75%
  Due after one year through five years             127             127           6.00%
  Due after five years through ten years         22,094          21,325           4.17%
  Due after ten years                            29,427          28,582           4.88%
  No stated maturity                              6,733           6,733           1.50%
                                             ----------      ----------         -------
  TOTAL HELD TO MATURITY                      $  59,384       $  57,779           4.25%
                                             ----------      ----------         -------

AVAILABLE FOR SALE
  Due in one year or less                     $     115       $     116           3.53%
  Due after one year through five years           6,701           6,570           4.69%
  Due after five years through ten years         24,000          23,387           4.87%
  Due after ten years                            99,751          97,427           4.07%
  No stated maturity                              2,615           2,589           3.93%
                                             ----------      ----------         -------
  TOTAL AVAILABLE FOR SALE                    $ 133,182       $ 130,089           4.24%
                                             ----------      ----------         -------
  TOTAL INVESTMENT SECURITIES                 $ 192,566       $ 187,868           4.25%
                                             ==========      ==========         =======

     The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis.

     As of June 30, 2004, investments in the debt and/or equity securities of any one issuer (excluding U.S. Government and federal agencies) did not exceed 10% of the Company's stockholders' equity.

SOURCES OF FUNDS

GENERAL

     Deposits obtained through branch offices have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company also derives funds from amortization and prepayments of outstanding loans and investments and sales of loans. From time to time, the Company also may borrow funds from the FHLBP and other sources. Borrowings may be used to compensate for reductions in deposits or to support expanded lending and investment activities.

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

     The following table shows the balances of the Company's deposits as of the dates indicated:

                                                                    AT JUNE 30,
                                   -------------------------------------------------------------------------------
                                             2004                       2003                       2002
                                   -------------------------  -------------------------  -------------------------
                                                               (Dollars in Thousands)
                                                    % OF                       % OF                       % OF
                                      AMOUNT      DEPOSITS       AMOUNT      DEPOSITS       AMOUNT      DEPOSITS
                                   ------------  -----------  ------------  -----------  ------------  -----------
Non-interest-bearing accounts        $  69,132        16.2%     $  59,906        15.0%     $  44,890        11.6%
NOW checking accounts                   64,638        15.1%        61,828        15.4%        55,307        14.3%
Passbook/statementsavings
  accounts                              34,762         8.1%        31,107         7.8%        31,560         8.2%
Money market deposits accounts         151,204        35.5%       101,112        25.2%        65,411        17.0%
Certificates of deposit less than
  $100,000                              82,119        19.2%        99,003        24.7%       120,810        31.3%
Certificates of deposit with
  $100,000 minimum balance              25,248         5.9%        47,630        11.9%        68,002        17.6%
                                   ------------  -----------  ------------  -----------  ------------  -----------
     Total deposits                  $ 427,103       100.0%     $ 400,586       100.0%     $ 385,980       100.0%
                                   ============  ===========  ============  ===========  ============  ===========

     The following table shows the balances of certificates of deposit with balances of $100,000 or greater which mature during the periods indicated and the balance at June 30, 2004.


                                                       BALANCES AT JUNE 30, 2004 MATURING
                                            -----------------------------------------------------
                                                                             (In Thousands)
                                               AT       Within       Three     Six to      After
                                            JUNE 30,     Three      to Six     Twelve     Twelve
                                              2004      Months      Months     Months     Months
                                            --------    -------     -------    -------    -------
Certificates of deposit with $100,000
   minimum balance                          $25,248     $ 3,586     $ 2,910    $ 8,690    $10,062
                                            ========    =======     =======    =======    =======

     The following table presents the average balance by type of deposit and the average rate paid by type of deposit for the periods indicated.


                                                                  YEAR ENDED JUNE 30,
                                      --------------------------------------------------------------------------
                                               2004                      2003                      2002
                                      ----------------------   -----------------------   -----------------------
                                                                (Dollars in Thousands)
                                                    AVERAGE                  AVERAGE                    AVERAGE
                                       AVERAGE       RATE       AVERAGE        RATE       AVERAGE        RATE
                                       BALANCE       PAID       BALANCE        PAID       BALANCE        PAID
                                      -----------  ---------   ---------    ----------   ---------     ---------
NOW Checking accounts                 $ 64,187       0.24%     $ 56,928        0.53%     $ 48,644         0.89%
Passbook/statement savings accounts     32,041       0.23%       30,527        0.66%       27,524         1.16%
Money market deposit accounts          125,035       1.30%       80,707        1.72%       63,651         2.25%
Certificates of deposit less
  than $100,000                         86,457       2.79%      114,221        3.51%      119,072         4.49%
Certificates of deposit with
  $100,000 minimum balance              35,194       2.92%       65,617        3.15%       88,105         4.15%

     First Financial's emphasis on core deposit growth (NOW, Savings and Money Market) has resulted in it becoming less dependent on higher costing certificates of deposit and the reduced threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). Like many financial institutions, First Financial is susceptible to short-term fluctuations in deposit flows, as customers have become more rate conscious and willing to move funds into higher-yielding accounts. Thus, First Financials ability to attract and maintain deposits, as well as its ability to control its cost of funds, will continue to be affected by economic conditions, the interest rate environment as well as competition from other financial institutions.

     First Financial attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its primary market area, but does not necessarily seek to match the highest rates paid by competing institutions.

     First Financial's deposits are obtained primarily from persons who are residents of Pennsylvania and, to a much lesser degree, from governmental entities. First Financial does not advertise for deposits outside of Pennsylvania nor has it to this point accepted brokered deposits. Management believes that at June 30, 2004, an insignificant amount of First Financial's deposits were held by non-residents of Pennsylvania.

BORROWINGS

     First Financial may obtain advances from the FHLBP upon the security of the common stock it owns in that bank, its investment security portfolio as well as certain residential mortgage and other loans, provided they meet certain standards established by the FHLBP. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, with differing interest rates and maturities. FHLBP advances are generally available to meet withdrawals of deposit accounts, to fund expansion of lending and investment activities, as well as to aid the Bank in its asset and liability management. At June 30, 2004, the Company had $121.0 million in FHLBP advances outstanding. In addition, the Company has established a line of credit with the FHLBP at June 30, 2004 in the amount of $10 million, which is subject to certain conditions, including the holding of a predetermined amount of FHLBP stock as collateral. At June 30, 2004, there was no balance outstanding on the line of credit.

     The following table presents certain information regarding short-term borrowings (borrowings with a maturity of one year or less) for the periods indicated:

                                                                     YEAR ENDED JUNE 30,
                                                        ------------------------------------------
                                                            2004            2003           2002
                                                        ----------       ----------     ----------
                                                                   (Dollars in Thousands)
SHORT-TERM BORROWINGS:
  Balance outstanding at end of period                   $ 40,858         $ 29,458       $ 28,750
  Weighted average interest rate at end of period            1.29%            0.96%          5.88%
  Average balance outstanding                              27,915           27,610         28,606
  Maximum amount outstanding at any month-end
    during the period                                      40,858           59,244         35,250
Weighted average interest rate during the period             1.15%            2.44%          5.63%

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


                                                                            YEAR ENDED JUNE 30,
                                     -------------------------------------------------------------------------------------------
                                                    2004                          2003                          2002
                                     ----------------------------- ------------------------------ ------------------------------
                                      AVERAGE               YIELD/   AVERAGE              YIELD/   AVERAGE               YIELD/
                                     BALANCE(1) INTEREST(2) RATE(2 BALANCE(1) INTEREST(2) RATE(2) BALANCE(1) INTEREST(2) RATE(2)
                                     ---------- ----------- ------ ---------- ----------- ------- ---------- ----------- -------
                                                                        (Dollars in Thousands)
Assets:
Loans and loans held for sale        $ 403,030   $  23,467   5.82% $ 377,027   $  25,640   6.80%  $ 359,725   $ 26,756   7.44%
Securities and other investments       170,762       7,084   4.15%   163,758       6,814   4.16%    156,800      8,520   5.43%
                                     ---------   ---------   ----- ---------   ---------   -----  ---------   --------   -----
Total interest-earning assets          573,792      30,551   5.32%   540,785      32,454   6.00%    516,525     35,276   6.83%
                                     ---------   ---------   ----- ---------   ---------   -----  ---------   --------   -----
Non-interest earning assets             36,712                        43,285                         31,436
                                     ---------                     ---------                      ---------
Total assets                         $ 610,504                     $ 584,070                      $ 547,961
                                     =========                     =========                      =========

Liabilities and Stockholders'
 Equity:
  Deposits and repurchase agreements $ 379,434   $   5,407   1.43% $ 380,434   $   8,152   2.14%  $ 369,600   $ 11,340   3.07%
  FHLB advances and other
  Borrowings                           127,831       5,311   4.15%   108,426       5,740   5.30%     93,153      5,024   5.39%
                                     ---------   ---------   ----- ---------   ---------   -----  ---------   --------   -----
Total interest-bearing liabilities     507,265      10,718   2.11%   488,860      13,892   2.84%    462,753     16,364   3.54%
                                     ---------   ---------   ----- ---------   ---------   -----  ---------   --------   -----
Non-interest-bearing liabilities        51,822                        48,423                         43,085
Stockholders' equity                    51,417                        46,787                         42,123
                                     ---------                     ---------                      ---------
Total liabilities and stockholders'  $ 610,504                     $ 584,070                      $ 547,961
  equity                             =========                     =========                      =========
Net interest income/interest
  rate spread                                    $  19,833   3.21%             $  18,562   3.16%              $ 18,912   3.29%
                                                 =========   =====             =========   =====              ========   =====
Net interest-earning assets/net
  yield on interest-earning assets   $  66,527               3.46% $  51,925               3.43%  $  53,772              3.66%
                                     =========               ===== =========               =====  =========              =====
Ratio of average interest-earning
  assets to interest-bearing
  liabilities                                                 113%                          111%                          112%
                                                              ====                          ====                          ====

----------------
(1) Non-accruing loans are included in the average balance.
(2) The indicated interest and annual yield and rate are presented on a taxable equivalent basis using the Federal marginal income tax rate of 34% adjusted for the 20% interest expense disallowance (27.2%) for 2004, 2003, and 2002. The following details the tax equivalent adjustments in the above table:



                                                            YEAR ENDED JUNE 30,
               -------------------------------------------------------------------------------------------------------------
                              2004                                2003                                  2002
               -----------------------------------  ----------------------------------  ------------------------------------
                 INTEREST      TAX       ADJUSTED    INTEREST      TAX       ADJUSTED     INTEREST       TAX      ADJUSTED
                  INCOME   ADJUSTMENT     INCOME      INCOME    ADJUSTMENT    INCOME       INCOME    ADJUSTMENT    INCOME
               -------------------------------------------------------------------------------------------------------------
                                      (Dollars in Thousands)
Loans           $ 23,406     $   61      $ 23,467    $ 25,560     $  80      $ 25,640     $ 26,658     $   98     $ 26,756
Investments        6,462        622         7,084      6,155        659         6,814        7,812        708        8,520
               -----------------------------------  ----------------------------------  ------------------------------------
  Total         $ 29,868     $  683      $ 30,551    $ 31,715     $ 739      $ 32,454     $ 34,470     $  806     $ 35,276
               ===================================  ===================================  ===================================

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


                                                 2004 COMPARED TO 2003                   2003 COMPARED TO 2002
                                              INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                          --------------------------------     -----------------------------------
                                           VOLUME       RATE       TOTAL        VOLUME        RATE         TOTAL
                                          --------   ---------   ---------     -------     ---------     ---------
                                                                 (Dollars in Thousands)
Interest income on interest-
 earning assets:
   Loans and loans held for sale          $ 1,689    $ (3,862)   $ (2,173)     $ 1,251     $ (2,367)     $ (1,116)
   Securities and other investments           286         (16)        270          363       (2,069)       (1,706)
                                          --------   ---------   ---------     --------    ---------     ---------
     Total interest income                  1,975      (3,878)     (1,903)       1,614       (4,436)       (2,822)
                                          --------   ---------   ---------     --------    ---------     ---------

Interest expense on interest-bearing
 liabilities:
   Deposits and repurchase agreements         (21)     (2,724)     (2,745)         325       (3,515)       (3,190)
   FHLB advances and other borrowings         933      (1,362)       (429)         804          (86)          718
                                          --------   ---------   ---------     --------    ---------     ---------
     Total interest expense                   912      (4,086)     (3,174)       1,129       (3,601)       (2,472)
                                          --------   ---------   ---------     --------    ---------     ---------
Net change in net interest income         $ 1,063    $    208    $  1,271      $   485     $   (835)     $   (350)
                                          ========   =========   =========     =======     =========     =========

RATIOS

     The following table shows certain income and financial condition ratios for the periods indicated. All averages are based on month-end balances, which are representative of operations.

                                                YEAR ENDED JUNE 30,
                                      -------------------------------------
                                         2004          2003         2002
                                      ----------    ----------   ----------
Return on average assets
  (income divided by average
  total assets)                          1.03%         0.90%        1.02%
Return on average equity
 (income divided by average equity)     12.27%        11.25%       13.24%
Equity-to-assets ratio
  (average equity divided by
   average assets)                       8.42%         8.01%        7.69%
Dividend pay-out ratio                  31.52%        34.13%       30.65%

SUBSIDIARIES OF FIRST FINANCIAL

     The Bank operates (as a wholly owned subsidiary) D & S Service Corporation ("D & S Service"), which has participated in the development for sale of residential properties, in particular condominium conversions, and also the development of commercial properties in order for the Bank to expand its facilities to accommodate its growth. All of such projects have either been located in or within close proximity to the Bank's primary market area. D & S Service operates two wholly owned subsidiaries: Wildman Projects and D & F Projects, Inc. As of June 30, 2004, the Bank had invested $1.8 million in D & S Service and its wholly owned subsidiaries. Additionally, the Bank has a second subsidiary, First Financial Investments, from which the Bank conducts retail investment service activities.

                                   REGULATION

     Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company, the Bank and PCIS in effect as of June 30, 2004. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE HOLDING COMPANY

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

     As of June 30, 2004, the Company's capital ratios exceeded applicable requirements. See Note 13 of the Consolidated Financial Statements included in
Item 8 hereof.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provided a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003 and was effective beginning in the third quarter of 2003 for VIEs created prior to the issuance of the interpretation. The Company adopted the provisions of FIN 46 with no material impact on its financial condition or results of operations, earnings per share or cash flows. For information regarding an ongoing evaluation of the effects of FIN 46 on the treatment of capital securities issued by consolidated subsidiary trusts for regulatory purposes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

FINANCIAL MODERNIZATION

     Effective November 12, 1999, the Gramm-Leach-Bliley Act, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if its subsidiary bank is "well capitalized" and "well managed," as defined, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

REGULATION OF PCIS

GENERAL

     In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interest of customers participating in those markets. The Commission is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions in the Unites States. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs, which are subject to oversight by the Commission, adopt rules (which are subject to approval by the Commission) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

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

     As of June 30, 2004, PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $977,000 or $747,000 in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to 1. At June 30, 2004, PCIS' net capital ratio was .25 to 1.

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

CAPITAL REQUIREMENTS

     The Bank is subject to regulatory capital requirements of the FDIC, which are substantially comparable to the regulatory capital requirements of the Federal Reserve Board applicable to the Holding Company, as discussed above. At June 30, 2004, the Bank's regulatory capital substantially exceeded applicable requirement. See Note 13 to the Consolidated Financial Statements included in
Item 8 hereof.

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

     At June 30, 2004, the Bank's capital levels qualified it as a "well capitalized" institution under applicable laws and regulations.

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

BROKERED DEPOSITS

     The Federal Deposit Insurance Act ("FDIA") restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (s) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. At June 30, 2004, the Bank did not have any brokered deposits.

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

LIMITATIONS ON DIVIDENDS

     The Holding Company is a legal entity separate and distinct from its banking and other subsidiaries. The Holding Company's principal source of funds is cash dividends from its subsidiaries, including the Bank. Banking regulations impose minimum capital and other regulatory restrictions on the Holding Company and the Bank, affecting both entities ability to pay dividends. For a more detailed discussion see "Regulation of the Company - Capital Requirements", "Regulation of the Bank - Capital Requirements" and Note 13 to the Consolidated Financial Statements.

MISCELLANEOUS

     Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the non-bank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

REGULATORY ENFORCEMENT AUTHORITY

     The enforcement powers available to federal banking regulators are substantial and include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FHLBP, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 2004, the Bank's advances from the FHLBP amounted to $121.0 million.

     As a member, the Bank is required to purchase and maintain stock in the FHLBP in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 2004, the Bank had $6.7 million in FHLB stock, which was in compliance with this requirement.

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

          (4) an independent audit function to test the anti-money laundering program. Rules promulgated under Section 352 were required to be adopted by April 24, 2002

     (b) Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

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

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and provided services in the audit of such company within one year of the filing of the Company's prior year Form 10-K. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of a disclosure control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     On June 5, 2003, the Commission issued final rulings regarding (i) internal controls over financial reporting and (ii) the certifications made by Chief Executive Officers and Chief Financial Officers under Sections 302 and 906 of the Act. The new rule implements Section 404 of the Act, which requires public companies to include in their annual reports on Form 10-K or 10-KSB, a report of management on the company's internal controls over financial reporting. This report must contain, at a minimum, (i) a statement that it is management's responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting and (ii) an assessment, as of the end of the Company's most recent fiscal year, of the effectiveness of the Company's internal control structure and procedures for financial reporting.
Section 404 also requires every RPAF to attest to, and report on, the assessment made by management. The provisions of the final rule are effective for accelerated public company filers of their Form 10-K for fiscal years ending on or after November 15, 2004.

NASD RULE - SHAREHOLDER APPROVAL OF EQUITY COMPENSATION PLANS

     On June 30, 2003, the Commission approved changes to rules proposed by the NASD, requiring shareholder approval when adopting any stock option plan, purchase plan or other equity compensation agreement or when making a material amendment to any such plan. While the new rules are effective immediately, most currently existing plans are grandfathered, unless a material amendment is made to these plans. Generally, a material amendment is any:

     o    Material increase in the number of shares available under the plan;
     o Material increase in benefits to participants, including amendments to allow option re-pricing;
     o    Material expansion of the class of participants;
     o    Expansion of the types of awards under the plan; or
     o    Material extensions of the terms of the plan.

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

ITEM 2.  PROPERTIES

OFFICES AND OTHER MATERIAL PROPERTIES

     At June 30, 2004, the Bank conducted its business from its main office in Downingtown, Pennsylvania, which is also a branch office, and eleven other full-service branch offices. PCIS conducts its business from two offices.

     The following table sets forth certain information with respect to the offices of the Company as of June 30, 2004


                                                                            NET BOOK VALUE OF
                                                              LEASE       PROPERTY AND LEASEHOLD
                                            OWNED OR       EXPIRATION        IMPROVEMENTS AT
                                             LEASED           DATE            JUNE 30, 2004           DEPOSITS
                                           ----------      -------------------------------------------------------
FIRST FINANCIAL BANK:                                                   (Dollars in Thousands)
MAIN OFFICE
  100 E. Lancaster Avenue
  Downingtown, PA  19335                   Own                 --               $  5,187              $ 66,431
BRANCH OFFICES:
Exton-Lionville
-------------------------------------
  601 N. Pottstown Pike
  Exton, PA  19341                         Own                 --                    167                65,867
Frazer-Malvern
-------------------------------------
  200 W. Lancaster Avenue
  Frazer, PA  19355                        Own                 --                    592                43,758
Thorndale
-------------------------------------
  3909 Lincoln Highway
  Downingtown, PA  19335                   Lease            09/30/05                  32                48,474
Westtown
-------------------------------------
  1197 Wilmington Pike
  West Chester, PA  19382                  Lease            11/30/05                  88                71,778
Airport Village
-------------------------------------
  102 Airport Road                         Own Bldg.
  Coatesville, PA  19320                   Lease Land       11/30/04                 254               28,170
Brandywine Square
-------------------------------------
  82 Quarry Road
  Downingtown, PA  19335                   Lease            08/14/11                  57                33,600
Devon
-------------------------------------
  414 Lancaster Avenue
  Devon, PA  19333                         Own                 --                  1,216                20,749
Kennett Square
-------------------------------------
  838 E. Baltimore Pike
  Kennett Square, PA  19348                Lease            01/31/12                 575                16,112
Eagle
-------------------------------------
  300 Simpson Drive
  Chester Springs, PA 19425                Lease            04/30/18                  61                12,499
Coatesville
-------------------------------------
  112-114 Old Lincoln Highway
  Coatesville, PA 19320                    Own                 --                    566                19,665
  West Chester (Private Banking)
-------------------------------------
  16 East Market Street
  West Chester, PA 19382                   Lease            01/31/06                  --                    --
                                                                              -----------            ---------
Total                                                                           $  8,795              $427,103
                                                                              ===========            =========

                                       31


PCIS
Philadelphia
-------------------------------------
  One Liberty Place, Suite 3050
  1650 Market Street
  Philadelphia, PA  19103                  Lease            05/31/09                  --                    --
Wayne
-------------------------------------
  485 Devon Park Drive, Suite 109
  Wayne, PA  19087                         Lease            11/30/07                  --                    --


     In addition, the Company currently owns four developed properties adjacent to its main office. One of these properties is used as the Bank's data center and approximately 25% of another property is rented to a third party. The remaining two properties are currently being leased to other users and may be used for future banking facilities. The net book value of four properties at June 30, 2004 was approximately $837 thousand.

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

     In February 2004, the Bank entered into a 2-year lease agreement for the Bank's West Chester office.

     In December 1997, PCIS entered into a five-year lease agreement for PCIS's Wayne office. The lease has been extended to 2007.

     In June 1999, PCIS entered into a five-year lease agreement for PCIS's Philadelphia office. In June 2004, the lease was extended for an additional five years.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     As of September 3, 2004, the Holding Company's Common Stock was held by approximately 2,008 shareholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. Any broker or any NASD member can be contacted for the latest quotations of the Holding Company's Common Stock. The Holding Company's NASDAQ Stock Market symbol is "CVAL". The transfer agent for the stock is American Stock Transfer and Trust Company, New York, New York. During fiscal 2004 and 2003, the Holding Company paid aggregate annual dividends of $0.42 and $0.38, respectively, adjusted for stock dividends and stock splits during those periods.

     The following table sets forth the high and low closing prices for the periods described. For comparability purposes, the closing prices shown below have been adjusted to reflect the 5% stock dividends paid in fiscal 2004 and 2003.

     FISCAL 2004                            LOW                  HIGH
     --------------------------------------------------------------------------
              FIRST QUARTER                $18.50               $24.50
              SECOND QUARTER                21.66                23.50
              THIRD QUARTER                 21.40                23.65
              FOURTH QUARTER                19.89                22.35
     FISCAL 2003                            LOW                  HIGH
     --------------------------------------------------------------------------
              First Quarter                $13.65               $15.72
              Second Quarter                15.88                21.73
              Third Quarter                 19.01                21.67
              Fourth Quarter                18.34                24.46

ITEM 6.  SELECTED FINANCIAL DATA


                                                            AT OR FOR THE YEAR ENDED JUNE 30,
                                     -----------------------------------------------------------------------------
                                         2004            2003             2002            2001            2000
                                     ------------    ------------     ------------    ------------    ------------
                                                     (Dollars in Thousands Except per Share Data)
SELECTED FINANCIAL CONDITION DATA
Total assets                           $642,108        $584,528         $566,032        $544,705        $507,150
Net loans receivable(1)                 395,664         384,828          363,702         346,313         331,306
Investment securities                   189,481         147,620          142,589         154,740         145,127
Deposits                                427,103         400,586          385,980         413,352         378,478
Borrowings(2)                           158,489         131,407          130,703          82,906          87,151
Stockholders' equity                     52,257          49,571           44,171          40,098          35,502
Book value per common share(3)            10.72           10.85             9.78            8.81            7.85

SELECTED OPERATIONS DATA
Interest income                        $ 29,868        $ 31,715         $ 34,470        $ 37,330         $33,837
Interest expense                         10,718          13,892           16,364          22,218          18,975
                                     ------------    ------------     ------------    ------------    ------------
Net interest income                      19,150          17,823           18,106          15,112          14,862
Provision for loan losses                   971             879              547             445             420
Non-interest income                       9,086           7,574            5,348           5,930           5,536
Non-interest expense                     18,940          17,629           15,977          16,030          14,164
Net income                                6,310           5,262            5,575           4,003           4,557
Basic earnings per share                   1.30            1.10             1.17            0.84            0.96
Diluted earnings per share                 1.26            1.06             1.16            0.83            0.96
Dividends per share(3)                      .42             .38              .36             .30             .29
                                     ------------    ------------     ------------    ------------    ------------

(1) Includes loans held for sale
(2) Includes Federal Home Loan Bank advances, Securities sold under agreements to repurchase and trust preferred securities.
(3) Adjusted to reflect 5% stock dividends paid in September 2003, 2002, 2001, and 2000.


                                                          AT OR FOR THE YEAR ENDED JUNE 30,
                                     -----------------------------------------------------------------------------
                                         2004            2003             2002            2001            2000
                                     ------------    ------------     ------------    ------------    ------------
OTHER SELECTED DATA

Average interest rate spread               3.21%           3.16%            3.29%           2.71%           2.95%
Net yield on average
interest-earning assets                    3.46%           3.43%            3.66%           3.19%           3.49%
Ratio of non-performing loans and
REO to total assets at end of
  Period                                    .66%            .72%             .17%            .22%            .19%
Number of bank offices
  at end of period                           12              10                9               8               8

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably estimable based upon an evaluation of the loan portfolio as of the date of the balance sheet. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business loans greater than $100,000, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes, local and national economic conditions as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio as well as delinquency trends, local and national economic conditions as well as the volume of non-performing loans, the volume of classified and watch-list loans and trends in concentration of loans to single borrowers. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

     For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At June 30, 2004, the recorded investment in impaired loans was $4.0 million as compared to $3.2 million at June 30, 2003. The increase is due primarily to the aforementioned two commercial loans to a single borrower who has encountered recent financial difficulties. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value less estimated disposition costs of the collateral is less than the recorded investment of the impaired loan.

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

     In 2004, the Company's assets increased by $57.6 million, or 9.9% from $584.5 million at June 30, 2003 to $642.1 million at June 30, 2004 resulting mainly from $14.2 million growth in the loan portfolio as well as a $41.9 million increase in the investment security portfolio. Such loan and investment growth was funded primarily with a growth in core deposits as well as Federal Home Loan Bank advances.

     EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to expand its higher yielding portfolios of commercial business and commercial real estate loans. This strategy is reflected in the shifting composition of the Company's loan portfolio. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised 55.9% of its total loan portfolio at June 30, 2004 compared to 53.8% at June 30, 2003. Single-family and multi-family residential loans comprised 17.3% of the Company's loan portfolio at June 30, 2004 as compared to 24.7% at June 30, 2003.

     MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of loans to its market area. The Company's non-accrual loans totaled $4.2 million at both June 30, 2004 and June 30, 2003. Both years contained a single commercial real estate loan in the amount of $2.9 million and $3.1 million, respectively. Although the loan is current in the payment of interest as it has been due since its origination in 1998 and the next quarterly payment has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity, the borrower has encountered financial difficulties which it continues to attempt to work-out, the underlying real estate is outside the Bank's primary lending area and repayment is largely dependent upon factors not under the complete control of the borrower. Excluding this loan, the Company's ratio of non-performing assets to total assets at June 30, 2004 and June 30, 2003 was 0.20% and 0.19%, respectively - See reconciliation on page 8. Also included in the current year are two commercial loans to a single borrower aggregating $655,000. The borrower has encountered financial difficulties but continues to maintain current debt service payments. The loans were placed on non-accrual due to a potential collateral short-fall in the event that collateral liquidation would be required to satisfy the loans.

     STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $189.5 million at June 30, 2004 compared to $147.6 million at June 30, 2003.

     EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing deposits, which exclude time deposits, totaled $319.7 million or 74.9% of the Company's total deposits at June 30, 2004, as compared to $254.0 million at June 30, 2003, a $65.8 million or 25.9% increase. Included in the $65.7 million are $12.8 million in core deposits (additional $6.7 in certificates were acquired as well) acquired in the Bank's acquisition of the Coatesville branch from PNC National Bank. Management believes that this acquisition enhances the Bank's existing Chester County branch network and positions it well to participate in the revitalization currently underway in the City of Coatesville. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits. Pursuant to the Company's strategy, the major focus in 2005 will continue to be on increasing commercial and consumer core deposits and to a lesser extent certificates of deposit which may become more attractive to the consumer in a rising interest rate environment. In addition, the Company has not used brokered deposits as a source of funds and presently has no plans to do so in the future.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ITEMS

The following table presents, at June 30, 2004, the Company's significant fixed and determinable contractual obligations by payment date. Such amounts do not include any unamortized premium, discounts or other similar carrying value adjustments. For additional discussion, see notes to consolidated financial statements.


                                                                Payments Due In
                                  ------------------------------------------------------------------------
                                                              Over two   Over three
                                  One year or  Over one to    years to    years to    Over four
(In Thousands)                       less      two years    three years  four years     years      Total
-------------------------------   -----------  -----------  -----------  ----------   ---------  ---------
Core deposits                      $ 319,736     $    --       $    --    $     --     $    --   $ 319,736
Certificates of deposit               61,723      15,742        11,261       4,635      14,006     107,367
FHLBP advances                        13,500       1,550        10,691       3,350      91,872     120,963
Repurchase agreements                 27,216          --            --          --          --      27,216
rust preferred securities                 --          --            --          --      10,310      10,310
Operating leases                         790         675           543         483       2,357       4,848


The Company also entered into three separate forward starting interest rate swap agreements whereby the Company is required at a future date to make periodic variable rate payments; indexed to the three month LIBOR rate, to the swap counter-party while receiving fixed rate payments based upon an aggregate notional amount of $41 million. Additionally, in August 2003, the Bank purchased a $30 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% to 6.00% times the $30 million notional amount. Derivative contracts are carried at fair value on the consolidated balance sheet. See Asset/Liability Management as well as Note 14 to consolidated financial statements for additional information on derivative contracts.

A schedule of significant commitments at June 30, 2004 follows:

                                                            Contract or
                                                             Amount at
                        (In Thousands)                     June 30, 2004
        ----------------------------------------------------------------
        Commitments to originate loans                       $  10,041
        Undisbursed loans in process - construction             25,549
        Undisbursed lines of credit                             83,210
        Commercial letters of credit                             1,128
                                                           -------------
               Total                                         $ 119,928
                                                           =============

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

     Additionally, the Company may from time to time utilize off-balance sheet instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At June 30, 2004, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its' interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41 million notional amount to hedge certain of its' higher rate FHLBP Advances. The swaps had the effect of converting the higher fixed rate Advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped; if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Bank purchased a $30 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% to 6.00% times the $30 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.3 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

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


                     INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 2004 FOR THE BANK
                                          (Dollars in thousands)

                                                                        More
                                                         More Than      Than      More Than
                                                           Three        Six        One Year   More Than
                                              Three        Months      Months      Through   Three Years
                                              Months      Through      Through      Three      Through    More Than
                                             or Less     Six Months   One Year      Years     Five Years  Five Years    Total
                                            ----------  ------------ ----------- ----------- ----------- ----------- -----------

INTEREST-EARNING ASSETS
  Loans (1)
    Real estate (2)                         $  64,643    $  14,332    $  25,946   $  68,380   $  46,453   $  18,312   $ 238,066
    Commercial                                 35,455        1,657        2,856       6,949       2,225          --      49,142
    Consumer                                   50,057        4,484        8,148      23,803      13,134      15,161     114,787
  Securities and interest-bearing
    deposits                                   75,907       21,265       16,455      36,970      29,757      25,625     205,979
                                            ----------   ----------   ----------  ----------  ----------  ----------  ----------
  TOTAL INTEREST-EARNING ASSETS             $ 226,062    $  41,738    $  53,405   $ 136,102   $  91,569   $  59,098   $ 607,974
                                            ----------   ----------   ----------  ----------  ----------  ----------  ----------

INTEREST-BEARING LIABILITIES
  Savings accounts                          $   1,728    $   1,729    $   3,462   $  13,888   $  13,955   $      --   $  34,762
  NOW accounts                                  1,674        1,675        3,352      13,449      13,513      30,781      64,444
  Money market accounts                       127,973        1,745        3,500      10,746       7,486          --     151,450
  Certificate accounts                         23,669       12,504       25,545      27,004      15,866       2,779     107,367
  Borrowings(3)                                68,412        4,531        9,077      12,119      24,345      29,695     148,179
                                            ----------   ----------   ----------  ----------  ----------  ----------  ----------
  TOTAL INTEREST-BEARING LIABILITIES        $ 223,456    $  22,184    $  44,936   $  77,206   $  75,165   $  63,255   $ 506,202
                                            ----------   ----------   ----------  ----------  ----------  ----------  ----------
Cumulative excess of interest-earning
  assets to interest-bearing liabilities    $   2,606    $  22,160    $  30,629   $  89,525   $ 105,929   $ 101,772   $ 101,772
                                            ==========   ==========   ==========  ==========  ==========  ==========  ==========
Cumulative ratio of interest rate-sensitive
  assets to interest rate-sensitive
  liabilities                                   101.2%       109.0%       110.5%      124.3%      123.9%      120.1%      120.1%
                                            ==========   ==========   ==========  =========== ==========  =========== ==========
CUMULATIVE DIFFERENCE AS A PERCENTAGE
  OF TOTAL ASSETS                                 0.4%         3.5%         4.8%       14.0%       16.6%       15.9%       15.9%
                                            ==========   ==========   ==========  ==========  ==========  ==========  ==========


(1) Net of loans in process.
(2) Includes commercial mortgage loan.
(3) Reflects the impact of $40  million notional amount interest rate swap

See Managements Discussion and Analysis of Financial Condition and Operations for Rate Shock Analysis.

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

     Total interest income decreased $1.9 million to $30.6 million from $32.5 million for the years ended June 30, 2004 and 2003, respectively. The reduction was attributed largely to a decline on the yield on loans. A year over year comparison for the twelve months ended June 30, 2004 and 2003 shows a decline in the yield on loans of 0.98% (6.80% to 5.82%) due largely to the general movement in market interest rates and repayment of higher rate loans. The impact of the aforementioned decline in yield was partially offset by increases in average outstanding loan and investment balances of $26.0 million and $7.0 million, respectively. Total interest income decreased $2.8 million to $32.5 million from $35.3 million for the years ended June 30, 2003 and 2002, respectively. The reduction was attributed largely to a similar decline on the yield on both loans and investments. A year over year comparison for the twelve months ended June 30, 2003 and 2002 shows a decline in the yield on loans of 0.64% (7.44% to 6.80%) and a decline in the yield on investments of 1.27% (5.43% to 4.16%). These declines are in-line with the general movement in market interest rates. The impact of the aforementioned decline in yields was partially offset by increases in average outstanding loan and investment balances of $17.3 million and $7.0 million, respectively. The weighted average yield on average interest-earning assets was 5.32%, 6.00% and 6.83% for fiscal 2004, 2003 and 2002, respectively, reflecting the decline in general market rates of interest throughout the periods.

INTEREST EXPENSE

     Total interest expense decreased $3.2 million to $10.7 million from $13.9 million for the years ended June 30, 2004 and 2003, respectively. The primary reason for the decline is due to a 0.71% reduction in the cost of interest-bearing deposits due to both the general decline in market interest rates as well as the Bank's focused effort to shift the deposit mix from higher costing certificates of deposit to lower costing core deposits (demand deposits, savings and money market accounts). Additionally, the cost on FHLB advances and other borrowings declined by 1.15% due partially to the implementation of the aforementioned Interest Rate Swap and Interest Rate Corridor transactions which reduced interest expense by $712,000 or 0.56% as well as the Bank securing lower costing borrowings to fund the previously noted asset growth. This reduction was partially offset by an increase in average outstanding interest-bearing deposit balances as well as average outstanding borrowing balances. Total interest expense decreased $2.5 million to $13.9 million from $16.4 million for the years ended June 30, 2003 and 2002, respectively. The primary reason for the decline is due to a 0.97% reduction in the cost of interest-bearing deposits due to both the general decline in market interest rates as well as the Bank's focused effort to shift the deposit mix from higher costing certificates of deposit to lower costing core deposits (demand deposits, savings and money market accounts). This reduction was partially offset by an increase in average outstanding interest-bearing deposit balances as well as average outstanding borrowing balances.

NET INTEREST INCOME

     Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income, on a fully tax equivalent basis, increased by $1.3 million due principally to the continued growth in core deposits as well as the Interest Rate Swap and Interest Rate Corridor transactions referred to above. Also, contributing to the increase was an increase in average earning assets of $33.1 million. From fiscal 2003 to fiscal 2004, the yield on interest-earning assets declined by 0.68% while the cost of interest-bearing liabilities declined by 0.73%. Net interest income, on a fully tax equivalent basis, declined by $350 thousand due principally to the fact that the Bank had more assets re-price during the year as compared to the re-pricing of interest-bearing liabilities. The yield on interest-earning assets declined by 0.83%, from 6.83% to 6.00% from fiscal 2002 as compared to fiscal 2003. During the same period, the cost of interest-bearing liabilities declined by 0.70%, from 3.54% to 2.84%.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses was $971 thousand, $879 thousand and $547 thousand, during fiscal 2004, 2003 and 2002, respectively. These additions to the allowance for loan losses are due to the Company's continued focus on building a larger portfolio of commercial and industrial loans, which typically carry a greater risk of loss than the Company's traditional loan portfolios, such as mortgages and real estate loans. This change in the character of the loan portfolio, the increase in non-performing loans as well as management's on-going assessment of the inherent risk of loss existing in the loan portfolio determined the amount necessary to increase the allowance for loan losses to an appropriate level. At June 30, 2004, the allowance for loan losses totaled $6.3 million or 1.60% of net loans compared to $5.4 million or 1.41% of net loans at June 30, 2003.

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

NON-INTEREST INCOME

     Total non-interest income increased by $1.5 million or 20.0% to $9.1 million for the year ended June 30, 2004 compared to the prior fiscal year. The primary reason for the increase was due to an increase in investment services income of $561 thousand due primarily to increased commissions at PCIS resulting from increased client trading volume, an increase in deposit service fees of $236 thousand due to the continued increase in the Bank's core deposit base, which deposits are traditionally more fee oriented as compared to certificates of deposit and an increase in gains realized upon the sale of securities available for sale of $203 thousand due largely to the liquidation of a large portion of a community bank stock portfolio owned by the Holding Company. The stocks were sold as the Banks were acquired during the current fiscal year at prices significantly greater than the Company's acquisition cost. Another contributing factor was a reduction of $383 thousand in investment security impairment write-downs as the Bank recorded a $383 thousand loss in fiscal 2003, on an other than temporary impairment write-down of a revenue bond backed by the revenue stream of a public play golf course in Bedford County, Pennsylvania. This bond was subsequently sold in the current fiscal year at an approximate additional loss of $68,000 and is net against gains realized on securities available for sale. Total non-interest income increased by $2.2 million or 41.6% to $7.6 million for the year ended June 30, 2003 compared to the prior fiscal year. The primary reason for the increase was due to an increase in deposit service fees of $944 thousand, as the Bank continued, during fiscal year 2003, to increase its core deposit base, which deposits are traditionally more fee oriented as compared to certificates of deposit and an increase in gains realized upon the sale of securities available for sale of $576 thousand. Also contributing to the increase was a reduction of $572 thousand in investment security impairment write-downs to $383 thousand compared to $955 thousand in the prior year. During the year, the Bank recorded a $383 thousand loss on an other than temporary impairment write-down of a revenue bond backed by the revenue stream of a public play golf course in Bedford County, Pennsylvania. This compares to the $955 thousand loss incurred in the prior fiscal year.

OPERATING EXPENSES

     Total operating expenses increased by $1.3 million or 7.4% to $18.9 million for the year ended June 30, 2004 as compared to $17.6 million for the fiscal year 2003. Salaries and employee benefits increased $919 thousand or 9.3% to $10.8 million from $9.9 million for the year ended June 30, 2004 compared to the prior year ended June 30, 2003. In addition to normal salary increases, the increase is due largely to having a full years salary for the Eagle branch opened in fiscal 2003, the compensation costs associated with the Coatesville branch acquisition which occurred on March 31, 2004 and additional incentive compensation paid to employees as a result of the increased profitability and performance of the Company. Additionally, marketing expense increased by $135 thousand as the Bank implemented a special marketing campaign designed to increase consumer checking accounts and other operating expenses increased by $212 due largely to a Sarbanes-Oxley review conducted by outside counsel on behalf of the audit committee and increased State of Pennsylvania shares tax due to the increased net worth of the Bank as well as an increase in insurance costs in line with that experienced within the insurance industry. Total operating expenses increased by $1.6 million or 10.3% to $17.6 million for the year ended June 30, 2003 as compared to $16.0 million for the fiscal year 2002. Salaries and employee benefits increased $781 thousand or 8.6% to $9.9 million from $9.1 million for the year ended June 30, 2003 compared to the prior year ended June 30, 2002. In addition to normal salary increases, the increase is due largely to having a full years salary for the Kennett Square branch opened in February 2002 as well as salaries for the Eagle branch opened in fiscal 2003. Additionally, management infrastructure was added to further accommodate the shift to a commercial bank. Occupancy and equipment increased $333 thousand or 13.4% from fiscal 2002 to 2003 due primarily to the aforementioned branch expansions. Other operating expenses increased by $603 thousand or 19.5% from $3.1 million for the year ended June 30, 2002 as compared to $3.7 million for the year ended June 30, 2003. The increase is due largely to increased legal costs of $237 thousand resulting from the lawsuit instituted by a former employee (See Legal Matters - Page 29), increased State of Pennsylvania shares tax due to the increased net worth of the Bank as well as an increased period of assessment due to the timing of the commercial bank conversion, increased audit and tax fees resultant from additional outsourced internal audit functions and increased insurance costs in line with that experienced within the insurance industry.

INCOME TAXES

     Income tax expense for the year ended June 30, 2004 was $2.0 million, an increase of $388 thousand or 23.9% from fiscal 2003 to fiscal 2004. The effective tax rate for fiscal 2004 was 24.2% as compared to an effective tax rate of 23.6% for fiscal year 2003. The increase in the effective tax rate was the result of a lower portion of the Company's pre-tax income being comprised of tax-free interest income. Pre-tax income increased $1.4 million or 20.8% from fiscal 2003 to fiscal 2004. Income tax expense for the year ended June 30, 2003 was $1.6 million, an effective tax rate of 23.6% as compared to an effective tax rate of 19.6% for fiscal year 2002. The increase in the effective tax rate was the result of a lower portion of the Company's pre-tax income being comprised of tax-free interest income. Pre-tax income was comparable from fiscal 2003 to fiscal 2002.

CAPITAL RESOURCES

     Total assets at June 30, 2004 aggregated $642.1 million as compared to $584.5 million at June 30, 2003, a 9.9% increase year on year. The increase is due principally to a $14.2 million increase in outstanding loans receivable and a $41.9 million increase in investment security balances. Total liabilities increased $54.9 million from June 30, 2003 to June 30, 2004 driven primarily from deposit growth of $26.5 million ($19.5 million resulted from the Coatesville branch acquisition); primarily in the lower costing core deposits, which increased $65.8 million. Additionally, FHLBP Advances increased $26.9 million, as the Company was able to lock in low rates for longer terms. These borrowings were utilized rather than certificates of deposits as consumers were not willing to lock in to comparable term certificates at the current rate levels. Total assets at June 30, 2003 aggregated $584.5 million as compared to $566.0 million at June 30, 2002, a 3.3% increase year on year. The increase is due principally to a $21.1 million increase in outstanding loans receivable (including loans held for sale), a $5.0 million increase in investment securities and a $5.5 million increase in other assets resulting primarily from the purchase of the BOLI. These increases were offset by a $13.6 million reduction in cash and cash equivalents as funds were deployed in higher earning assets. Total liabilities increased $13.1 million from June 30, 2002 to June 30, 2003 driven primarily from deposit growth of $14.6 million; primarily in the lower costing core deposits. Additionally, securities sold under repurchase agreements ("repurchase agreements") increased $9.1 million as more commercial customers took advantage of this relatively new product. The deposit and repurchase agreement increases were partially offset by a reduction in FHLBP Advances of $8.4 million.

     Stockholders' equity increased $2.7 million at June 30, 2004 to $52.3 million from $49.6 million at June 30, 2003. The increase is due primarily to net income for the year ended June 30, 2004 of $6.3 million and the issuance of common stock from the exercise of stock options aggregating $1.2 million. These increases were offset by the payment of cash dividends totaling $1.9 million and a change in the net unrealized loss on securities available for sale of $2.7 million. Stockholders' equity increased $5.4 million at June 30, 2003 to $49.6 million from $44.2 million at June 30, 2002. The increase is due primarily to net income for the year ended June 30, 2003 of $5.3 million, the issuance of common stock aggregating $1.1 million and changes in the unrealized gain (loss) of securities available for sale of $1.3 million. These increases were offset by the payment of cash dividends totaling $1.8 million and the repurchase of common stock totaling $452 thousand.

ASSET QUALITY

     Non-performing loans totaled $4.2 million at both June 30, 2004 and June 30, 2003. Non-performing loans to total assets was 0.66% at June 30, 2004, compared to 0.72% at June 30, 2003. Non-performing loans at June 30, 2004, consisted of 8 residential mortgage loans in the amount of $591 thousand, as well as a single commercial real estate loan in the amount of $2.9 million. Although the loan is current in the payment of interest as it has been due since its origination in 1998 and the next quarterly interest payment has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity and the Bank has extended the loan as the borrower attempts to work through its financial difficulties and re-finance the project with another lender. Additionally, June 30, 2004 non-performing loans include two commercial loans to a single borrower who has encountered recent financial difficulties. Although the borrower has kept the loan current in accordance with its terms, the loan was placed on non-accrual as the Bank feels there may be a potential collateral short-fall if the collateral is required to be liquidated to satisfy the loans. Real estate owned at June 30, 2004 is $54 thousand and consists of one single-family residential property.

     At June 30, 2004 and 2003, the Company's classified loans, which consisted of loans classified as substandard, doubtful, loss, and REO, totaled $10.7 million and $15.3 million, respectively. Included in the assets classified substandard at June 30, 2004 and 2003, were all loans 90 days past due and loans which are less than 90 days delinquent, but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, as well as a well-defined weakness that may jeopardize the liquidation of the debt. Additionally, total loans delinquent 30 days or more to outstanding loans approximate 0.50% at both June 30, 2004 and June 30, 2003.

     In addition to non-performing loans and REO, classified assets include three non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds; after write-downs of $955 thousand, are $5.6 million. Two of the three bonds with an aggregate book value of $4.9 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

     The third bond was issued by the Housing Authority of Chester County and has a book balance of $720 thousand at June 30, 2004 and bears interest at rates between 5.60% and 6% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issues. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. This bond is on non-accrual at June 30, 2004.

     A fourth bond was classified at June 30, 2003 but was sold during the current fiscal year at an approximate loss of $68,000 (subsequent to a $383 thousand write-down taken in fiscal 2003).

     These classified investments are closely monitored and fairly stated at June 30, 2004 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur and thus could result in further adjustments to the carrying value of these investments.

LIQUIDITY AND CAPITAL RESOURCES

     Management monitors liquidity daily and maintains funding sources to meet unforeseen changes in cash requirements. The Company's primary sources of funds are deposits, borrowings, repayments, prepayments and maturities of outstanding loans and mortgage-backed securities, sales of assets available for sale, maturities and calls of investment securities and other short-term investments, and funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan prepayments and callable investments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Company manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. Although the Company's deposits represent the majority of its total liabilities, the Company has also utilized other borrowing sources, namely FHLBP advances. In addition to its ability to obtain advances from the FHLBP under several different credit programs, the Company has established a line of credit with the FHLBP, in an amount of $10 million. This line of credit is available for liquidity purposes. At June 30, 2004 there was no outstanding balance on this line of credit.

     Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLBP overnight deposits. On a longer term basis, the Company maintains a strategy of investing in various lending and investment securities products. During the year ended June 30, 2004, the Company used its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals. As of June 30, 2004, the Company had $10.0 million in commitments to fund loan originations. The Company anticipates that the majority of these commitments will be funded by December 31, 2004. In addition, as of June 30, 2004, the Company had un-disbursed loans in process for construction loans of $25.5 million and $83.2 million in un-disbursed lines of credit. The Company has also issued $1.1 million in commercial letters of credit fully secured by deposit accounts or real estate at June 30, 2004. The management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

     For regulatory purposes, liquidity is defined as a ratio of cash and certain marketable securities that can be readily converted into cash to total deposits and short-term borrowings. At June 30, 2004, liquidity for the Bank as defined under these guidelines was 39.7%.

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

OTHER INFORMATION

DESCRIPTION OF STOCK

     The holders of the Common Stock of the Holding Company possess exclusive voting rights in the corporation. Each holder of shares of Common Stock is entitled to one vote for each share held, in accordance with the articles of incorporation and bylaws, including voting on the election of directors. Of the
10.0 million shares of Common Stock authorized by the Holding Company, 5.1 million shares remain un-issued. In addition, none of the 5.0 million shares of Preferred Stock authorized by the articles of incorporation have been issued.

DIVIDEND POLICY

     The Board of Directors of the Company intends to continue the policy of paying dividends when the directors deem it prudent to do so. The Board of Directors will consider payment of dividends on a quarterly basis, after giving consideration to all relevant factors. On August 25, 2004, the Board of Directors of the Company declared a $.105 per share cash dividend and a 5% stock dividend based on the their review and evaluation of financial results of the quarter ended June 30, 2004. The cash dividend will be calculated on shares held before the issuance of the stock dividend. During fiscal 2004, 2003, and 2002 the Company paid a total of $2.0 million, $1.8 million, and $1.7 million, respectively, in cash dividends and a 5% stock dividend in each year. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by the Bank or PCIS, which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law. (See Notes to Consolidated Financial Statements.)

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

     Until recently, market interest rates have steadily declined beginning in December 2001 resulting in the lowest interest rate environment in over 40 years. Even with the recent increase, interest rates remain at historically low levels. As a result, loans, which are linked to an index such as the London Interbank Offered Rate ("Libor") or Prime Rate, were re-priced at lower interest rates and deposit products have re-priced as deposits rates are adjusted. The principal source of deposits, the certificates of deposit, will adjust only when they mature and are renewed by the customers.

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

     Through the use of income simulation modeling the Company is able to calculate an estimate of net interest income for the year ending June 30, 2005, based upon the assets, liabilities and off-balance sheet financial instruments in existence at June 30, 2004. The Company has also estimated changes to that estimated net interest income based upon interest rates rising or falling in monthly increments ("rate ramps"). Rate ramps assume that all interest rates increase or decrease in monthly increments evenly throughout the period modeled.

     Economic value of equity ("EVE") estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for comparable assets and liabilities. Upward and downward rate shocks are used to measure volatility in relation to such interest rate movements in relation to an unchanged environment. This method of measurement primarily evaluates the longer-term re-pricing risks and options in the Company's balance sheet. The following table reflects the estimated economic value of equity at risk and the ratio of EVE adjusted equity to EVE adjusted assets at June 30, 2004, resulting from shocks to interest rates.


                            YEAR ENDED JUNE 30, 2004
--------------------------------------------------------------------------------------------------
   CHANGE IN INTEREST                    ECONOMIC VALUE
  RATES IN BASIS POINTS                     OF EQUITY                            EVE RATIO
--------------------------------------------------------------------------------------------------
                                                                        EVE EQUITY/
      (RATE SHOCK)              AMOUNT      $ CHANGE     % CHANGE       EVE ASSETS/       CHANGE
--------------------------------------------------------------------------------------------------
                              (Dollars in Thousands)
           300                 $82,897     $(6,246)       (7.0)%          12.38%          (0.49%)
           200                  88,748        (395)       (0.4)%          13.02%           0.16%
           100                  92,420       3,277         3.7%           13.38%           0.52%
          Static                89,143          --          --            12.87%             --
           (25)                 84,475      (4,668)       (5.2)%          12.25%          (0.62%)
           (50)                 81,957      (7,186)       (8.1)%          11.90%          (0.96%)

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

     The Company continually evaluates interest rate risk management opportunities, including the use of derivative financial instruments. At June 30, 2004, the Company was positively gapped whereby its' interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41 million notional amount to hedge certain of its' higher rate FHLBP Advances. The swaps had the effect of converting the higher fixed rate Advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped; if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Bank purchased a $30 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% to 6.00% times the $30 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.3 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment. .

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

Management assessed the Bank's internal control structure over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets, as of June 30, 2004. This assessment was based on criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2004, the Bank maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, including the safeguarding of assets.

Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

The Bank assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that First Financial Bank complied, in all material respects, with the designated laws and regulations related to safety and soundness as of June 30, 2004.



/s/ Donna M. Coughey
Donna M. Coughey
President and Chief Executive Officer



/s/ Joseph T. Crowley
Joseph T. Crowley
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Chester Valley Bancorp Inc.

We have audited the accompanying consolidated statements of financial condition of Chester Valley Bancorp Inc. and subsidiaries (the "Bank") as of June 30, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chester Valley Bancorp, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.







                                  /s/ KPMG LLP
Philadelphia, Pennsylvania
July 28, 2004


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                        AT JUNE 30,
                                                                  ----------------------
                                                                     2004         2003
                                                                  ---------    ---------
ASSETS
  Cash in banks                                                   $  12,844    $  16,311
  Interest-bearing deposits                                          15,352        9,438
                                                                  ---------    ---------
    TOTAL CASH AND CASH EQUIVALENTS                                  28,196       25,749
                                                                  ---------    ---------
  Trading account securities                                              8           10
  Investment securities available for sale                          130,089      114,220
  Investment securities held to maturity (fair value -
    June 30, 2004, $57,779
    June 30, 2003, $34,432)                                          59,384       33,390

  Loans held for sale                                                   538        3,866

  Loans receivable                                                  401,965      387,310
    Deferred fees                                                      (508)        (933)
    Allowance for loan losses                                        (6,331)      (5,415)
                                                                  ---------    ---------
      Loans receivable, net                                         395,126      380,962
                                                                  ---------    ---------

  Accrued interest receivable                                         2,652        2,428
  Property and equipment - net                                       13,009       12,349
  Bank owned life insurance                                           5,414        5,164
  Real estate owned                                                      54           --
  Goodwill and other intangibles                                      1,555           --
  Other assets                                                        6,083        6,390
                                                                  ---------    ---------
    TOTAL ASSETS                                                  $ 642,108    $ 584,528
                                                                  =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Deposits                                                        $ 427,103    $ 400,586
  Securities sold under agreements to repurchase                     27,216       27,358
  Advance payments by borrowers for taxes and insurance               1,433        2,038
  Federal Home Loan Bank advances                                   120,963       94,049
  Trust preferred securities                                         10,310       10,000
  Accrued interest payable                                              679          652
  Other liabilities                                                   2,147          274
                                                                  ---------    ---------
    TOTAL LIABILITIES                                               589,851      534,957
                                                                  ---------    ---------
Commitments and contingencies (Note 10)
  Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                             --           --
  Common stock - $1.00 par value;
    10,000,000 shares authorized;
    4,876,484 and 4,570,437 shares issued and outstanding
    at June 30, 2004 and June 30, 2003, respectively                  4,876        4,571
  Additional paid-in capital                                         36,247       30,315
  Retained earnings - partially restricted                           13,303       14,064
  Treasury stock (583 and 556 shares at June 30, 2004 and 2003,
    respectively, at cost)                                              (13)         (13)
  Accumulated other comprehensive income (loss)                      (2,156)         634
                                                                  ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                       52,257       49,571
                                                                  ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 642,108    $ 584,528
                                                                  =========    =========

See accompanying notes to consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                                      YEAR ENDED JUNE 30,
                                                          -----------------------------------------
                                                              2004           2003           2002
                                                          -----------------------------------------
INTEREST INCOME:
  Loans                                                   $    23,406    $    25,560    $    26,658
  Mortgage-backed securities                                    1,535          1,748          1,116
  Interest-bearing deposits                                        66            260            459
  Investment securities:
    Taxable                                                     3,196          2,574          4,341
    Non-taxable                                                 1,665          1,573          1,896
                                                          -----------    -----------    -----------
  TOTAL INTEREST INCOME                                        29,868         31,715         34,470
                                                          -----------    -----------    -----------

INTEREST EXPENSE:
  Deposits                                                      5,300          7,973         11,182
  Securities sold under agreements to repurchase                  107            179            158
  Short-term borrowings                                           214            497          1,613
  Long-term borrowings                                          5,097          5,243          3,411
                                                          -----------    -----------    -----------
    TOTAL INTEREST EXPENSE                                     10,718         13,892         16,364
                                                          -----------    -----------    -----------
NET INTEREST INCOME                                            19,150         17,823         18,106
  Provision for loan losses                                       971            879            547
                                                          -----------    -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        18,179         16,944         17,559
                                                          -----------    -----------    -----------
NON-INTEREST INCOME:
  Investment services income, net                               4,255          3,694          3,818
  Service charges and fees                                      3,073          2,837          1,911
  Gain (loss) on the sale of loans                                237            118            115
  Gain on sale of trading account securities, net                  (2)            --              4
  Gain on sale of available for sale securities, net            1,068            865            289
  Loss for impairment of securities                                --           (383)          (955)
  Other                                                           455            443            166
                                                          -----------    -----------    -----------
    TOTAL NON-INTEREST INCOME                                   9,086          7,574          5,348
                                                          -----------    -----------    -----------
OPERATING EXPENSES:
  Salaries and employee benefits                               10,836          9,917          9,136
  Occupancy and equipment                                       2,895          2,811          2,478
  Data processing                                                 983          1,020          1,035
  Advertising                                                     260            125            167
  Deposit insurance premiums                                       62             64             72
  Other                                                         3,904          3,692          3,089
                                                          -----------    -----------    -----------
    TOTAL OPERATING EXPENSES                                   18,940         17,629         15,977
                                                          -----------    -----------    -----------
Income before income taxes                                      8,325          6,889          6,930
Income tax expense                                              2,015          1,627          1,355
                                                          -----------    -----------    -----------
NET INCOME                                                $     6,310    $     5,262    $     5,575
                                                          ===========    ===========    ===========
EARNINGS PER SHARE (*)
  Basic                                                   $      1.30    $      1.10    $      1.17
                                                          ===========    ===========    ===========
  Diluted                                                 $      1.26    $      1.06    $      1.16
                                                          ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (*)
  Basic                                                     4,840,709      4,770,679      4,774,324
                                                          ===========    ===========    ===========
  Diluted                                                   5,017,222      4,941,213      4,804,672
                                                          ===========    ===========    ===========

(*) Earnings per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2003, 2002, and 2001.
See accompanying notes to consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME STATEMENT
                             (Dollars in Thousands)

                                                                           RETAINED                ACCUMULATED
                                                              ADDITIONAL   EARNINGS                   OTHER          TOTAL
                                                   COMMON      PAID-IN     PARTIALLY   TREASURY    COMPREHENSIVE  STOCKHOLDERS'
                                                    STOCK      CAPITAL    RESTRICTED    STOCK      INCOME (LOSS)     EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2001                       $  4,123    $ 24,207     $ 13,136    $     (5)     $ (1,363)      $ 40,098
Net income                                              --          --        5,575          --            --          5,575
Cash dividends paid ($0.40 per share)                   --          --       (1,709)         --            --         (1,709)
Issuance of stock dividend                             206       2,676       (2,882)         --            --             --
Cash payment for fractional shares                      --          --           (5)         --            --             (5)
Common stock issued                                      6           2           --         154            --            162
Common stock repurchased                                --          --           --        (664)           --           (664)
Change in unrealized loss on
  securities available for sale                         --          --           --          --           714            714
------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2002                       $  4,335    $ 26,885     $ 14,115    $   (515)     $   (649)        44,171
------------------------------------------------------------------------------------------------------------------------------
Net income                                              --          --        5,262          --            --          5,262
Cash dividends paid ($0.40 per share)                   --          --       (1,796)         --            --         (1,796)
Issuance of stock dividend                             216       3,301       (3,517)         --            --             --
Cash payment for fractional shares                      --          --           --          --            --             --
Common stock issued                                     20         129           --         954            --          1,103
Common stock repurchased                                --          --           --        (452)           --           (452)
Change in unrealized loss on
  securities available for sale                         --          --           --          --         1,283          1,283
------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2003                       $  4,571    $ 30,315     $ 14,064    $    (13)     $    634       $ 49,571
------------------------------------------------------------------------------------------------------------------------------
Net income                                              --          --        6,310          --            --          6,310
Cash dividends paid ($0.42 per share)                   --          --       (1,989)         --            --         (1,989)
Issuance of stock dividend                             228       4,847       (5,075)         --            --             --
Cash payment for fractional shares                      --          --           (7)         --            --             (7)
Common stock issued                                     77       1,085           --          --            --          1,162
Common stock repurchased                                --          --           --          --            --             --
Change in unrealized loss on
  securities available for sale
Change in unrealized loss on                            --          --           --          --        (2,678)        (2,678)
  cash flow hedge                                                                                        (112)          (112)
--------------------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 2004                       $  4,876    $ 36,247     $ 13,303    $    (13)     $ (2,156)      $ 52,257
--------------------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:                                                  2004          2003           2002
                                                                                       -----------------------------------------
  Net income                                                                           $  6,310      $  5,262       $  5,575
  Net unrealized holding gains (losses) on securities available for sale during
  the period                                                                             (1,974)        1,597            277
  Net unrealized holding losses on cash flow hedge                                         (112)           --             --
  Less reclassification adjustment for losses (gains) included in net income               (704)          314            437
                                                                                       ---------    ---------       --------
COMPREHENSIVE INCOME                                                                   $  3,520      $  6,545       $  6,289
                                                                                       =========    =========       ========

See accompanying notes to consolidated financial statements.


                  CHESTER VALLEY BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              TWELVE MONTHS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                             2004         2003         2002
                                                                          ---------    ---------    ---------
Net income                                                                $   6,310    $   5,262    $   5,575
Add (deduct) items not affecting cash flows from operating activities:
  Depreciation                                                                  989        1,078        1,010
  Provision for loan losses                                                     971          879          547
  Gain on trading account securities                                             --           --           (4)
  (Gain) loss on sale of securities available for sale                       (1,068)        (865)        (289)
  Loss for impairment of securities                                              --          383          955
  Increase in loans held for sale                                           (21,573)     (33,128)     (12,067)
  Proceeds from sale of loans held for sale                                  25,138       29,518       14,394
  Gain on sale of loans held for sale                                          (237)        (118)        (115)
  Amortization of deferred loan fees, discounts and premiums                    (44)        (121)        (649)
  Decrease(increase) in trading account securities                                2            6            4
  Decrease (increase) in accrued interest receivable                           (224)         115        1,010
  Decrease (increase) in other assets                                         1,376       (1,967)         381
  Increase in the value of bank owned life insurance                           (250)        (164)          --
  (Decrease) increase in other liabilities                                    1,867       (1,191)      (2,379)
  Increase in real estate owned                                                 (54)          --           --
  (Decrease) increase in accrued interest payable                                27         (230)        (936)
-------------------------------------------------------------------------------------------------------------
Net cash flows from (used in) operating activities                           13,230         (543)       7,437
-------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investment activities:
  Capital expenditures                                                       (1,101)        (662)      (3,435)
  Net increase in loans                                                     (10,828)     (17,578)     (19,584)
  Net cash and cash equivalents received in branch acquisition               13,536           --           --

  Purchase of investment securities held to maturity                        (40,185)     (12,267)     (34,368)
  Proceeds from maturities, payments and calls of investment                 14,286       19,993       34,749
  Purchase of securities available for sale                                (115,875)    (136,578)     (65,281)
  Proceeds from sales and calls of securities available for sale             97,276      125,617       77,612
  Purchase of bank owned life insurance                                          --       (5,000)          --
-------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                (42,891)     (26,475)     (10,307)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in deposits before interest credited                2,346        7,587      (37,384)
  Interest credited to deposits                                               4,602        7,019       10,012
  (Decrease) Increase in securities sold under agreements to repurchase        (142)       9,109       15,821
  Proceeds from FHLB advances                                                69,393       35,126       30,926
  Repayments of FHLB advances                                               (42,479)     (43,531)      (8,709)
  Net decrease in other borrowings                                               --           --         (241)
  Increase (decrease) in advance payments by borrowers for taxes and           (605)        (793)         144
  Proceeds from trust preferred securities                                       --           --       10,000
  Cash dividends on common stock                                             (1,989)      (1,796)      (1,709)
  Common stock repurchased as treasury stock                                     --         (452)        (664)
  Payment for fractional shares                                                  (7)          --           (5)
  Stock options exercised                                                       989          364          162
  Common stock issued                                                            --          739           --
-------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                     32,108       13,372       18,353
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          2,447      (13,646)      15,483

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                        25,749       39,395       23,912
-------------------------------------------------------------------------------------------------------------
  End of period                                                           $  28,196    $  25,749    $  39,395
=============================================================================================================

SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Income taxes                                                            $   1,696    $   1,672    $   1,633
  Interest                                                                $  10,691    $  14,122    $  17,300

NON-CASH ITEMS:
Stock dividend issued                                                     $   5,075    $   3,518    $   2,882

Net unrealized (loss) gain on investment securities available for sale and cash flow
   hedge, net of tax                                                      $  (2,790)   $   1,283    $     714
Cost to issue treasury shares for the exercise of stock options           $      --    $     216    $      --

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

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, First Financial and PCIS. The accounts of the First Financial include its wholly-owned subsidiary, D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries and First Financial Investments. All material intercompany balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current year's presentation.

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
(Dollars in thousands, except per share items)

                                                       Year Ended June 30
                                                    ------------------------
                                                     2004     2003     2002
                                                     ----     ----     ----

Net income, as reported                             $6,310   $5,262   $5,575
Deduct: Total stock based employee
 Compensation expense determined
 Under fair-value methods for all awards,
 Net of related tax effects                            266      579      333
                                                    ------   ------   ------
Pro-forma net income                                $6,044   $4,683   $5,242
                                                    ======   ======   ======

Earnings per share:
  Basic - as reported                                $1.30    $1.10    $1.17
  Basic - pro-forma                                  $1.25    $1.03    $1.15

  Diluted - as reported                              $1.26    $1.06    $1.16
  Diluted - pro-forma                                $1.20    $1.00    $1.15

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

The requirements of Statement No. 148 are effective for financial statements for fiscal years beginning after December 15, 2003; the disclosure requirements for the annual period financial statements of the Statement are included in this report.

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

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The adoption of this Statement did not have a material impact on its financial position or results of operations.

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

SECURITIES

The Company divides its securities portfolio into three segments: (a) held to maturity; (b) available for sale; and (c) trading. At the time of purchase, the Company makes a determination on whether or not it will hold the investments to maturity, based upon an evaluation of the probability of the occurrence of future events. Securities classified as held to maturity are accounted for at amortized cost adjusted for amortization of premiums and accretion of discounts using a method which approximates a level yield, based on the Company's intent and ability to hold the securities until maturity. Trading securities are accounted for at quoted market prices with changes in market values thereof being recorded as gain or loss in the statement of operations. All other securities, including investment securities which the Company believes may be involved in interest rate risk, liquidity, or other asset-liability management decisions which might reasonably result in such securities not being held until maturity, are included in the available for sale category and are accounted for at fair value with unrealized gains or losses, net of taxes, being reflected as adjustments to accumulated other comprehensive income. If investment securities are sold, any gain or loss is determined by specific identification and reflected in the operating results for the period in which the sale occurs.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that represents management's best estimate of known and inherent losses, which are probable and reasonably determinable based upon an evaluation of the loan portfolio. Homogeneous portfolios of loans, which include residential mortgage, home equity and other consumer loans, are evaluated as a group. Commercial business loans greater than $100,000, commercial mortgage and construction loans are evaluated individually. Specific portions of the allowance are developed by analyzing individual loans for adequacy of collateral, cash flow and other risks unique to that particular loan. General portions of the allowance are developed by grading individual loans in the commercial and construction portfolios and applying loss factors by grade. The general portion of the allowance also includes loss factors applied to the homogeneous portfolios as a group. The loss factors applied to graded loans were developed based on the Company's loss history for loans with similar attributes, local and national economic conditions as well as input from the Company's primary banking regulators. Loss factors are applied to homogeneous loans based upon prior loss experience of the portfolio, local and national economic conditions, delinquency trends and the volume of non-performing loans. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The allowance is increased by the provision for loan losses, which is charged to operations. Loan losses, other than those incurred on loans held for sale, are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At and during the years ended June 30, 2004, 2003 and 2002, the recorded investment in impaired loans was not significant. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. A portion of an impaired loan is charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company may utilize certain derivative instruments as a tool in its asset/liability management. At June 30, 2004, the Company was positively gapped whereby its' interest-earning assets were re-pricing at a quicker rate than its' interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swaps aggregating $41 million notional amount to hedge certain of its' higher rate FHLBP Advances. The swap had the effect of converting the higher fixed rate Advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. As the terms of the Swap match that of the FHLBP Advances, the Swap is deemed a perfect hedge in accordance with SFAS No. 133 and changes in the fair market value of the Swap will increase (decrease) a Swap asset or liability with a corresponding offset to the FHLBP Advances. The interest differential paid or received is reflected as an increase (decrease) to the interest expense on the FHLBP Advances. Further, since the Company is positively gapped; if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Bank purchased a $30 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% to 6.00% times the $30 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.3 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

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

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from basic earnings per share, but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding have been adjusted to reflect the effects of the 5% stock dividends paid in September 2003, 2002, and 2001. The following table sets forth the computation of basic and diluted earnings per share (Dollars in thousands, except per share data):

                                                         YEAR ENDED JUNE 30,
                                                      ------------------------
                                                       2004     2003     2002
                                                      ------   ------   ------
Numerator:
  Net income                                          $6,310   $5,262   $5,575
                                                      ------   ------   ------
 Denominator:
  Denominator for basic earnings per share-weighted
    average shares                                     4,841    4,771    4,774
Effect of dilutive securities:
  Employee stock options                                 176      170       21
                                                      ------   ------   ------
Denominator for diluted earnings per share-adjusted
 weighted average shares and assumed exercise          5,017    4,941    4,805
                                                      ======   ======   ======
Basic earnings per share                              $ 1.30   $ 1.10   $ 1.17
                                                      ======   ======   ======
Diluted earnings per share                            $ 1.26   $ 1.06   $ 1.16
                                                      ======   ======   ======

GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting. Other intangibles represent primarily the net present value of the future economic benefits to be derived from the purchase of core deposits ("core deposit intangible"), which are being amortized on an accelerated basis over their estimated useful lives of approximately eight years. Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. For all business combinations completed after June 30, 2001, such as the acquisition of the Coatesville Branch from PNC National Bank (see note 2), goodwill is deemed to have an indefinite life and is therefore not amortized, but is subject to annual impairment tests.

The Company adopted the remaining provisions of SFAS No. 142 on April 1, 2002. Under these rules, all goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provisions of SFAS No. 142. Other intangible assets continue to be amortized over their estimated useful lives.

NOTE 2 - ACQUISITIONS

Effective March 31, 2004, in order to further enhance its existing branch network, First Financial Bank acquired the Coatesville, Chester County, Pennsylvania branch of PNC National Bank. As a result of the acquisition, First Financial Bank assumed approximately $19.6 million of deposit liabilities and acquired $4.0 million in consumer and commercial loans and buildings of $550,000. Additionally, the Company recorded an approximate $400,000 Core Deposit Intangible and $1.2 million in goodwill. The acquisition was accounted for using the purchase method of accounting. The following table details the assets acquired and liabilities assumed as a result of the branch acquisition (Dollars in thousands):


            ASSETS ACQUIRED:
            Cash on hand                         $     13,536
            Loans                                       3,955
            Premise and equipment                         550
            Goodwill                                    1,171
            Core deposit intangible                       395
                                                 ------------
               Total assets acquired             $     19,607
                                                 ============

            Deposits                             $     19,607
                                                 ------------
               Total liabilities assumed         $     19,607
                                                 ============

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the estimated fair value of securities with gross unrealized losses at June 30, 2004, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer (Dollars in thousands).

                                    LESS THAN                  TWELVE MONTHS
                                  TWELVE MONTHS                  OR LONGER                    TOTAL
                             ------------------------    ------------------------    -----------------------
                                           UNREALIZED                  UNREALIZED                 UNREALIZED
                             FAIR VALUE      LOSSES      FAIR VALUE      LOSSES      FAIR VALUE     LOSSES
                             ------------------------    ------------------------    -----------------------
U.S. government agency
  notes and bonds            $  38,114       $ 1,944     $      --       $    --     $ 38,114        $ 1,944
Municipal notes and bonds        8,515           263           229            46        8,744            309
Mortgage-backed securities      66,008         1,859         5,643           220       71,651          2,079
Equity securities                1,995             5            --            --        1,995              5
Assets-backed securities        22,353           470         7,708           254       30,061            724
Other                               --            --         1,901            99        1,901             99
                             -----------------------     -----------------------     -----------------------
Total temporarily impaired
  securities                 $ 136,985       $ 4,541      $ 15,481       $   619     $152,466        $ 5,160
                             =======================     =======================     =======================

Management does not believe any individual unrealized loss as of June 30, 2004 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality.

Securities that have been impaired greater than twelve months include primarily trust preferred corporate debt and preferred stock. The decline in the market value of these securities was deemed temporary due to positive factors supporting the recoverability of these investments. Positive factors considered include credit ratings, timely interest payments, dividend payments, and the financial health of the issuer.

Investment securities are summarized (Dollars in thousands) as follows:


                                                                    AT JUNE 30, 2004
                                                     --------------------------------------------
                                                                   GROSS      GROSS     ESTIMATED
                                                     AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                        COST       GAINS      LOSSES      VALUE
                                                     ---------  ----------  ----------  ---------
HELD TO MATURITY:
  U.S. government agency notes and bonds             $  32,513  $       --  $    1,735  $  30,778
  Federal Home Loan Bank of Pittsburgh stock             6,696          --          --      6,696
  Municipal notes and bonds                             14,884         274         119     15,039
  Mortgage-backed securities                             3,366          40           9      3,397
  Collateralized mortgage obligations                      885          --          65        820
  Debt securities                                        1,003           9          --      1,012
  Other                                                     37          --          --         37
                                                     ---------  ----------  ----------  ---------
Total held to maturity                               $  59,384  $      323  $    1,928  $  57,779
                                                     =========  ==========  ==========  =========

AVAILABLE FOR SALE:
  U.S. government agency notes and bonds             $   7,545  $       --  $      209  $   7,336
  Municipal notes and bonds                             11,783          13         190     11,606
  Asset-backed securities                               13,290          --         250     13,040
  Collateralized mortgage obligations                   36,639          53       1,124     35,568
  Mortgage-backed securities                            41,815          --         881     40,934
  Equity securities                                        615          73          --        688
  Debt securities                                       17,495          --         474     17,021
  Other                                                  4,000          --         104      3,896
                                                     ---------  ----------  ----------  ---------
                                                     $ 133,182  $      139  $    3,232  $ 130,089
                                                     =========  ==========  ==========  =========


                                                                    AT JUNE 30, 2003
                                                     --------------------------------------------
                                                                   GROSS      GROSS     ESTIMATED
                                                     AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                                        COST       GAINS      LOSSES      VALUE
                                                     ---------  ----------  ----------  ---------
HELD TO MATURITY:
  U.S. government agency notes and bonds             $     130  $        7  $       --  $     137
  Federal Home Loan Bank of Pittsburgh stock             5,760          --          --      5,760
  Municipal notes and bonds                             13,793         204          --     13,997
  Collateralized mortgage obligations                    1,934          33          --      1,967
  Mortgage-backed securities                             8,520         656          20      9,156
  Debt securities                                        3,216         162          --      3,378
  Other                                                     37          --          --         37
                                                     ---------  ----------  ----------  ---------
Total held to maturity                               $  33,390  $    1,062  $       20  $  34,432
                                                     =========  ==========  ==========  =========

AVAILABLE FOR SALE:
  U.S. government agency notes and bonds             $   2,000  $       74  $       --  $   2,074
  Municipal notes and bonds                             25,770       1,004           7     26,767
  Collateralized mortgage obligations                   25,440         197          92     25,545
  Mortgage-backed securities                            31,161         528          17     31,672
  Equity securities                                      1,121         115          --      1,236
  Debt securities                                       25,996         189       1,269     24,916
  Agency-backed securities                               2,000          10          --      2,010
                                                     ---------  ----------  ----------  ---------
                                                     $ 113,488  $    2,117  $    1,385  $ 114,220
                                                     =========  ==========  ==========  =========

The amortized cost and estimated fair value of investment securities at June 30, 2004 by contractual maturity, are shown below (Dollars in thousands).


                                                                                   WEIGHTED
                                                      AMORTIZED     ESTIMATED       AVERAGE
                                                        COST        FAIR VALUE       YIELD
                                                      ---------     ----------     --------
          HELD TO MATURITY
             Due in one year or less                  $  1,003      $  1,012         5.75%
             Due after one year through five years         127           127         6.00%
             Due after five years through ten years     22,094        21,325         4.17%
             Due after ten years                        29,427        28,582         4.88%
             No stated maturity                          6,733         6,733         1.50%
                                                      --------      --------      --------
             TOTAL HELD TO MATURITY                     59,384        57,779         4.25%
                                                      --------      --------      --------

           AVAILABLE FOR SALE
             Due in one year or less                       115           116         3.53%
             Due after one year through five years       6,701         6,570         4.69%
             Due after five years through ten years     24,000        23,387         4.87%
             Due after ten years                        99,751        97,427         4.07%
             No stated maturity                          2,615         2,589         3.93%
                                                      --------      --------      --------
             TOTAL AVAILABLE FOR SALE                  133,182       130,089         4.24%
                                                      --------      --------      --------
             TOTAL INVESTMENT SECURITIES              $192,566      $187,868         4.25%
                                                      ========      ========      ========

Expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations without prepayment penalties. The weighted average yield, based on amortized cost, is presented on a taxable equivalent basis using the Federal marginal rate of 34% adjusted for the 20% interest expense disallowance (27.2%). Proceeds from sales and calls of investment securities available for sale during fiscal 2004, 2003, and 2002, were $97.3 million, $125.6 million and $77.6 million, respectively. Gross gains of $1.1 million, $865 thousand and $454 thousand, in fiscal 2004, 2003 and 2002, respectively, and gross losses, including impairment losses, of $68 thousand, $383 thousand, and $1.1 million, in fiscal 2004, 2003, and 2002, respectively, were realized on those sales. Accrued interest receivable on investments amounted to $1.2 million and $908 thousand at June 30, 2004 and 2003, respectively. At June 30, 2004, $41.8 million of investment securities were pledged as collateral for Municipal savings deposits with the Bank, for securities sold under agreements to repurchase, and for the Bank's treasury, tax and loan account with the Federal Reserve.

Included in investment securities available for sale at June 30, 2004 are three non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds; after write-downs of $955 thousand, is $5.6 million. Two of the three bonds with an aggregate book value of $4.9 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

The third bond was issued by the Housing Authority of Chester County and has a book balance of $720 thousand and bears interest at rates between 5.60% and 6% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has committed to provide additional funds to build additional houses, which would be donated to this bond issues. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. This bond is on non-accrual at June 30, 2004

These classified investments are closely monitored and fairly stated at June 30, 2004 based on available information. There can be no assurance that further subsequent adverse or positive developments may occur and thus could result in further adjustments to the carrying value of these investments.

Debt securities included in available for sale securities at June 30, 2004 and 2003 primarily consist of long term Corporate Debt obligations with investment grade ratings and most of these obligations are floating rates tied to movements in the Treasury markets.

NOTE 4 - LOANS RECEIVABLE

Loans receivable, (Dollars in thousands) are summarized as follows:

                                                   AT JUNE 30,
                                             --------------------
                                                2004       2003
                                             ---------  ---------
  First mortgage loans:
    Residential                              $  74,004  $ 101,997
    Construction - residential                  18,745     22,877
    Land acquisition and development            13,928     17,964
    Commercial                                 140,721    122,207
    Construction-commercial                     16,187     16,232
  Commercial business                           49,142     43,059
  Consumer                                     114,787     88,918
                                             ---------  ---------
  Total loans                                  427,514    413,254

  Less:
    Undisbursed loan proceeds
      Construction - residential               (16,223)   (22,359)
      Construction - commercial                 (9,326)    (3,585)
    Deferred loan fees                            (508)      (933)
    Allowance for loan losses                   (6,331)    (5,415)
                                             ---------  ---------
  Net loans                                  $ 395,126  $ 380,962
                                             =========  =========

Accrued interest receivable on loans amounted to $1.5 million at both June 30, 2004 and 2003. At June 30, 2004, 2003, and 2002, the Company serviced loans for others totaling $9.9 million, $18.0 million and $23.7 million, respectively.

The aggregate amount of loans by the Company to its directors and executive officers was $255 thousand and $3.0 million at June 30, 2004 and 2003, respectively. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers. An analysis of the activity of these loans, in millions, follows:

               Balance at July 1, 2003                    $3.0
                 New loans                                  .2
                 Repayments                               (2.9)
                                                   ------------
               Balance at June 30, 2004                  $ 0.3
                                                   ============

The total amount of non-performing loans was $4.2 million, $4.2 million, and $944 thousand, at June 30, 2004, 2003 and 2002, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, the gross interest income for fiscal 2004, 2003, and 2002 that would have been recorded for these loans was $734 thousand, $451 thousand, and $195 thousand, respectively. Interest income on these non-performing loans included in income for fiscal 2004, 2003, and 2002 amounted to $107 thousand, $353 thousand, and $114 thousand, respectively. The total balance of impaired loans at June 30, 2004 and 2003 were $4.0 million and $3.2 million, respectively. The allowance for loan losses on impaired loans at June 30, 2004 was $1.3 million as compared to $644 thousand at June 30, 2003.

The activity in the allowance for loan losses (Dollars in thousands) was as follows:

                                                   YEAR ENDED JUNE 30,
                                             ------------------------------
                                               2004       2003       2002
                                             --------   --------   --------
          Balance, beginning of period       $ 5,415    $ 4,588    $ 4,264
          Provision for loan losses              971        879        547
          Acquired with branch acquisition        45         --         --
          Loans charged off                     (131)       (76)      (229)
          Recoveries                              31         24          6
                                             -------    -------    -------
          Balance, end of period             $ 6,331    $ 5,415    $ 4,588
                                             =======    =======    =======

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment by major classification are summarized (Dollars in thousands) as follows:

                                                      2004       2003
                                                   ---------   ---------
               Land                                $  1,569    $  1,521
               Buildings and improvements            12,678      11,653
               Furniture, fixtures and equipment      5,580       5,004
                                                   --------    --------
               Total                                 19,827      18,178
               Less accumulated depreciation         (6,818)     (5,829)
                                                   --------    --------
               Net                                 $ 13,009    $ 12,349
                                                   ========    ========

NOTE 6 - DEPOSITS

Deposits (Dollars in thousands) consist of the following major classifications:


                                                                        AT JUNE 30,
                                        ----------------------------------------------------------------------------
                                                    2004                                      2003
                                        ----------------------------------        ----------------------------------
                                        WEIGHTED                   PERCENT        WEIGHTED                   PERCENT
                                         AVERAGE                     OF            AVERAGE                     OF
                                          RATE        AMOUNT        TOTAL           RATE        AMOUNT        TOTAL
                                        --------    ---------      -------        --------    ---------      -------
Non-interest bearing                      --  %     $  69,132       16.2%           --  %     $  59,906       15.0%
                                        --------    ---------      -------        --------    ---------      -------

Interest-bearing:
  NOW checking accounts                   0.25%        64,638       15.1%           0.24%        61,828       15.4%
  Money market deposit accounts           1.36%       151,204       35.5%           1.23%       101,112       25.2%
  Savings accounts                        0.23%        34,762        8.1%           0.24%        31,107        7.8%
  Certificates less than $100,000         2.68%        82,119       19.2%           3.10%        99,003       24.7%
  Certificates $100,000 and greater       2.70%        25,248        5.9%           3.03%        47,630       11.9%
                                        --------    ---------      -------        --------    ---------      -------
    Total interest-bearing deposits       1.45%       357,971       83.8%           1.76%       340,680      85.00%
                                        --------    ---------      -------        --------    ---------      -------
         TOTAL DEPOSITS                   1.21%     $ 427,103      100.0%           1.49%     $ 400,586      100.0%
                                        ========    =========      =======        ========    =========      =======

At June 30, 2004 and 2003, municipal deposits totaled $11.6 million and $31.0 million, respectively, which are collateralized with pledged investments.

A summary of certificates by contractual maturity (Dollars in thousands) at June 30, 2004 is as follows:

                 YEARS ENDING JUNE 30,              AMOUNT
          -------------------------------------   ----------
                          2005                    $  61,723
                          2006                       15,742
                          2007                       11,261
                          2008                        4,635
                          2009                       11,228
                  2010 and thereafter                 2,778
                                                 -----------
                                                   $107,367
                                                  ==========

Interest expense on deposits (Dollars in thousands) is comprised of the following:

                                                 YEAR ENDED JUNE 30,
                                       -------------------------------------
                                        2004            2003          2002
                                       -------        -------       --------
NOW checking accounts                  $   153        $   304       $    433
Money market deposit accounts            1,630          1,390          1,430
Savings accounts                            75            202            320
Certificates less than $100,000          2,413          4,008          5,347
Certificates $100,000 & greater          1,029          2,069          3,652
                                       -------        -------       --------
                                       $ 5,300        $ 7,973       $ 11,182
                                       =======        =======       ========

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK OF PITTSBURGH ("FHLBP")

Under the terms of its collateral agreement with the FHLBP, the Company maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLBP. The Company's FHLBP stock is also pledged to secure these advances. At June 30, 2004 and 2003, such advances (Dollars in thousands) mature as follows:


                         WEIGHTED                                       WEIGHTED
                         AVERAGE     JUNE 30,                           AVERAGE    JUNE 30,
    DUE BY JUNE 30,        RATE        2004        DUE BY JUNE 30,        RATE        2003
----------------------   --------   ---------  ----------------------   --------   ---------
         2005              2.48%    $  13,500          2004               4.36%    $  2,100
         2006              5.19%        1,550          2005               5.16%       3,000
         2007              3.29%       10,691          2006               5.19%       1,550
         2008              5.74%        3,350          2007               4.64%       4,536
         2009              4.35%       22,586          2008               5.72%       3,350
      Thereafter           5.26%       69,286       Thereafter            5.37%      79,513
----------------------   --------   ---------  ----------------------   --------   --------
 Total FHLBP advances      4.63%    $ 120,963   Total FHLBP advances      5.31%    $ 94,049
======================   ========   =========  ======================   ========   ========

Included in the table above at June 30, 2004 are $81.0 million of convertible advances whereby the FHLBP (Federal Home Loan Bank of Pittsburgh) has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London Inter Bank Offering Rate). The Bank has the option to prepay these advances if the FHLBP converts the interest rate. These advances are included in the year of their stated maturity.

The Company has a line of credit of $10 million with the FHLBP. The Company, from time to time, will use the line of credit to meet liquidity needs. At June 30, 2004 and 2003, there were no balances outstanding on the line of credit.

NOTE 8 - TRUST PREFERRED SECURITIES

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

NOTE 9 -INCOME TAXES

The provision (and benefit) for income taxes is summarized as follows (Dollars in thousands):

                                                           AT JUNE 30,
                                                 ------------------------------
                                                   2004       2003       2002
                                                 --------   --------   --------
        Current:
           Federal                               $ 2,016    $ 1,923    $ 1,471
           State                                      82         68         97
        Deferred - Federal                           (83)      (364)      (213)
                                                 --------   --------   --------
        Total                                    $ 2,015    $ 1,627    $ 1,355
                                                 ========   ========   ========


In addition to amounts applicable to income before taxes, the following income tax expense (benefit) amounts were recorded in shareholder's equity (Dollars in thousands):

                                                           AT JUNE 30,
                                                 ------------------------------
                                                   2004       2003       2002
                                                 --------   --------   --------
        Compensation expense for tax purposes
         in excess of amounts recognized for
         financial statement purposes               (173)   $  (137)   $   (27)
         Other comprehensive results              (1,516)       802        465
                                                 --------   --------   --------
        Total income tax expense (benefit)        (1,689)   $   665    $   438
                                                 ========   ========   ========

The provision for income taxes differs from the statutory rate due to the following (Dollars in thousands):

                                                           AT JUNE 30,
                                                 ------------------------------
                                                   2004       2003       2002
                                                 --------   --------   --------
      Federal income taxes at statutory rate     $ 2,830    $ 2,342    $ 2,356
      Tax exempt interest and dividends, net        (619)      (578)      (796)
      State taxes, net of federal benefit             54         45         64
      Increase in cash value of BOLI                 (85)       (56)        --
      Low income housing tax credits                (139)      (139)      (270)
      Other, net                                     (26)        13          1
                                                 --------   --------   --------
                                                 $ 2,015    $ 1,627    $ 1,355
                                                 ========   ========   ========

The deferred tax assets and liabilities at June 30, 2004 and 2003 consisted of the following (Dollars in thousands):
                                                          AT JUNE 30,
                                                     ---------------------
                                                      2004          2003
                                                     ---------------------
               Deferred tax assets:
                 Tax credit carry-forward            $   --        $  221
                 Allowance for loan losses            2,153         1,841
                 Deferred compensation                  138            59
                 Uncollected interest                   150            78
                 Net unrealized loss on securities
                   available for sale                 1,106            --
                 Investment in joint ventures            87            49
                 Write-down investment securities        --           130
                 Other                                   38            31
                                                     ------        ------
               Gross deferred tax assets              3,672         2,409
                                                     ------        ------

               Deferred tax liabilities:
                 Tax bad debt reserves                   --            27
                 Loan discount                           46            60
                 Net unrealized gain on
                   securities available
                   for sale                              --           410
                 Goodwill amortization                    7            --
                 Depreciation                           286           178
                                                     ------        ------
               Gross deferred tax liabilities           339           675
                                                     ------        ------
               Net deferred tax assets               $3,333        $1,734
                                                     ======        ======

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

The Small Business Job Protection Act of 1996 ("Act"), enacted on August 20,1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. The repeal of the use of this method is effective for tax years beginning after December 31, 1995. Prior to the change in law, the Bank had qualified under the provisions of the Code, which permitted it to deduct from taxable income an allowance for bad debts based on 8% of taxable income.

Upon repeal, the Bank is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceed its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Bank's total tax bad debt reserves at June 30, 2004, are approximately $2.6 million of which $2.6 million represents the base year amount and $0 is subject to recapture. The Company has previously recorded a deferred tax liability for the excess base year reserves to be recaptured; therefore, this recapture will not impact the statement of operations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk:
--------------------------------------------------

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk, which meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Commitments to originate loans amounted to $10.0 million as of June 30, 2004, which represent fixed-rate loans with interest rates ranging 6.00% to 6.75%. At June 30, 2004, the Company had undisbursed loans in process for construction loans of $25.5 million and $83.2 million in undisbursed lines of credit. In addition, at such date the Company has issued $1.1 million in commercial letters of credit fully secured by deposit accounts or real estate.

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

Other commitments and contingencies:
------------------------------------

The Bank and PCIS have entered into operating leases for several of their branch and office facilities. The minimum annual rental payments under these leases at June 30, 2004, (Dollars in thousands) are as follows:

                                             MINIMUM LEASE
                           YEAR                PAYMENTS
                  ------------------------ ------------------
                           2005               $     790
                           2006                     675
                           2007                     522
                           2008                     468
                           2009                     445
                    2010 and thereafter           1,912

Rent expense under these leases for each of the years ended June 30, 2004, 2003, and 2002, was $893 thousand, $737 thousand, and $639 thousand, respectively.

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

NOTE 11 - AFFILIATED TRANSACTIONS

Two directors of the Company are a principal and a partner in law firms which the Company retained during fiscal years 2004, 2003, and 2002, and which the Company intends to retain during fiscal year 2005. The amount of legal fees paid to the law firms did not exceed 5% of those firms' gross revenues for any such year.

A director of the Company is a director and president of a mortgage-banking firm from which the Company purchased single-family residential mortgage loans during fiscal year 2000, and the Company may resume the business relationship during fiscal year 2005.

NOTE 12 - STOCKHOLDERS' EQUITY

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

In September 2003, 2002 and 2001, the Company paid 5% common stock dividends in the amounts of 228,000 shares, 216,000 shares and 206,000 shares, respectively, from authorized but unissued common stock with fractional shares being paid in the form of cash.

NOTE 13 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2004 and 2003 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since June 30, 2003 that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios for June 30, 2004 and June 30, 2003, as calculated under FDIC regulations are presented in the table as follows (Dollars in thousands).

                                                                                                TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                               ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                     -------------------------    ------------------------    -------------------------
                                        AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
AS OF JUNE 30, 2004:                 -----------    ----------    -----------    ---------    -----------    ----------
COMPANY:
Total Capital                          $68,619        14.85%        $36,966        8.00%        $46,208        10.00%
   (to Risk-Weighted Assets)
Tier 1 Capital                         $62,838        13.60%        $18,482        4.00%        $27,723         6.00%
   (to Risk-Weighted Assets)
Tier 1 Capital                         $62,838         9.95%        $25,261        4.00%        $31,577         5.00%
   (to Average Assets)
BANK:
Total Capital
   (to Risk-Weighted Assets)           $65,563        14.14%        $37,101        8.00%        $46,377        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $59,759        12.89%        $18,551        4.00%        $27,826         6.00%
Tier 1 Capital
   (to Average Assets)                 $59,759         9.50%        $25,151        4.00%        $31,439         5.00%

AS OF JUNE 30, 2003:
COMPANY:
Total Capital                          $64,243        15.14%        $33,946        8.00%        $42,433        10.00%
   (to Risk-Weighted Assets)
Tier 1 Capital                         $58,937        13.89%        $16,972        4.00%        $25,459         6.00%
   (to Risk-Weighted Assets)
Tier 1 Capital                         $58,937        10.29%        $22,910        4.00%        $28,638         5.00%
   (to Average Assets)
BANK:
Total Capital
   (to Risk-Weighted Assets)           $60,424        14.26%        $33,901        8.00%        $42,377        10.00%
Tier 1 Capital
   (to Risk-Weighted Assets)           $55,126        13.01%        $16,951        4.00%        $25,426         6.00%
Tier 1 Capital
   (to Average Assets)                 $55,126         9.67%        $22,814        4.00%        $28,518         5.00%

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each major classification of financial instrument at June 30, 2004 and 2003:

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

The Company may utilize certain derivative instruments as a tool in its asset/liability management. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swaps aggregating $41 million notional amount to hedge certain of its' higher rate FHLBP Advances. The swaps had the effect of converting the higher fixed rate Advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. As the terms of the Swap match that of the FHLBP Advances, the Swap is deemed a perfect hedge in accordance with SFAS No. 133 and changes in the fair market value of the Swap will increase (decrease) a Swap asset or liability with a corresponding offset to the FHLBP Advances. The interest differential paid or received is reflected as an increase (decrease) to the interest expense on the FHLBP Advances. Further, since the Company is positively gapped; if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Bank purchased a $30 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% to 6.00% times the $30 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.3 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

The carrying amounts and estimated fair values of the Company's financial instruments were as follows (Dollars in thousands):


                                                              AT JUNE 30,
                                            -----------------------------------------------
                                                     2004                     2003
                                            -----------------------  ----------------------
                                             CARRYING    ESTIMATED    CARRYING   ESTIMATED
                                              AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                            ---------    ----------  ---------   ----------
Financial Assets:
Cash and cash equivalents                   $  28,196    $  28,196   $  25,749   $  25,749
Trading account securities                          8            8          10          10
Investments securities available for sale     130,089      130,089     114,220     114,220
Investment securities                          59,384       57,779      33,390      34,432
Loans receivable, net                         395,664      413,081     384,828     396,934
Interest rate swap                             (1,016)       4,511         376         376
Accrued interest receivable                     2,652        2,652       2,428       2,428
                                            ---------    ---------   ---------   ---------
   Total financial assets                   $ 614,977    $ 636,316   $ 561,001   $ 574,149
                                            =========    =========   =========   =========


Financial Liabilities:
Deposits and repos                          $ 454,319    $ 451,781   $ 427,944   $ 431,367
Borrowed funds                                120,963      144,914      94,049     107,040
Trust preferred securities                     10,310       10,310      10,000      10,000
Accrued interest payable                          679          679         652         652
                                            ---------    ---------   ---------   ---------
   Total financial liabilities              $ 586,271    $ 607,684   $ 532,645   $ 549,059
                                            =========    =========   =========   =========

     The estimated fair value of the Company's off-balance sheet financial instruments is as follows (Dollars in thousands):


                                                              AT JUNE 30,
                                            -----------------------------------------------
                                                     2004                     2003
                                            -----------------------  ----------------------
                                             NOTIONAL    ESTIMATED    NOTIONAL   ESTIMATED
                                              AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                            ---------    ---------   ---------   ---------
Commitments to extend credit                $ 118,700    $   1,187   $  50,900   $     509
Standby letters of credit                       1,128           11       3,200          32

NOTE 15 - EMPLOYEE BENEFITS

Stock Compensation Program
--------------------------

The Company has two stock option plans (collectively, the "Plans") -- the 1993 Plan and the 1997 Plan. At June 30, 2004, an aggregate of 0 and 134,082, respectively, options were available for grant under the 1993 Plan and the 1997 Plans, respectively. As of June 30, 2004, there were 297,621 and 615,313 options granted under the 1993 and 1997 Plans, respectively. Under the Plans, the option price per share for options granted may not be less than the fair market value of the common stock on the date of grant. Options may be granted under the 1993 Plan and the 1997 Plan during the ten-year periods ending August 2003 and August 2007, respectively, and options granted under the Plans are exercisable up to ten years from the date of grant. Rights to exercise options under the Plans may be limited by imposition of vesting schedules at the time the options are granted.

The following table is a summary of option transactions since June 30, 2001. These options and option prices for the years 2004, 2003, and 2002 have been adjusted to reflect the stock dividends.


                                           2004                        2003                          2002
                                 -----------------------      ----------------------        ----------------------
                                                WEIGHTED                    WEIGHTED                      WEIGHTED
                                                 AVERAGE                     AVERAGE                       AVERAGE
                                                EXERCISE                    EXERCISE                      EXERCISE
                                  SHARES          PRICE        SHARES         PRICE           SHARES       PRICE
                                 -----------------------      ----------------------        ----------------------
Number outstanding at
  beginning of year               746,652       $  15.08       623,227      $  13.64         411,692      $  13.12
Granted                            47,250          23.08       215,924         18.06         261,117         13.92
Exercise                          (77,601)         12.75       (58,827)        11.86         (17,979)         7.48
Forfeited                         (34,996)         14.76       (33,672)        13.07         (31,603)        12.74
                                 ---------      --------      ---------     --------        ---------     --------
Outstanding at end of year        681,305          15.92       746,652         15.08         623,227         13.64
Exercisable at end of year        475,195          14.85       477,927         14.33         349,728         13.44
Weighted-average fair
   value of options granted      $   7.08                     $   5.72                      $   5.51

At June 30, 2004, the range of exercise prices was $6.92 to $23.33 and the weighted average remaining contractual life of the outstanding options is 7.2 years. The Black-Scholes option-pricing model was used to determine the grant-date fair value of options. Significant assumptions used in the model included a weighted average risk free rate of return of 3.52% in 2004, 3.25% in 2003, and 5.09% in 2002; expected option life of 6 years for 2004, 2003, and 2002 ; expected stock price volatility of 32.83% for 2004, 34.33% for 2003, and 32.37% for 2002, and expected dividends of 1.96%, 2.55%, and 2.59%, for 2004,
2003, and 2002, respectively.

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

The ESOP plan was established in October 1987. Contributions to the ESOP and forfeited shares were allocated among members on the basis of compensation. Dividends received on the ESOP shares are allocated to participants based on the number of shares held by each participant. A total of 16,755; 9,197 and 13,466 shares were allocated in fiscal 2004, 2003 and 2002, respectively. The shares of stock allocated by the ESOP during the three years ended June 30, 2004 were purchased by the plan from Company contributions and dividends received on the ESOP shares.

Contributions by the Bank to the ESOP in fiscal 2004, 2003 and 2002 amounted to $25 thousand, $24 thousand and $50 thousand, respectively, and are included in the accompanying consolidated statements of operations in salaries and employee benefits. The ESOP loans matured and were paid in April 1999.

Pension Plan
------------

The Bank has a noncontributory defined benefit pension plan, which is fully funded through a multi-employer investment trust covering qualified salaried employees. Costs recognized for the years ended June 30, 2004, 2003, and 2002, totaled $378 thousand, $260 thousand, and $209 thousand, respectively. Information relative to the financial status of the Bank's portion of the Plan is not currently available.

NOTE 16 - SEGMENT REPORTING

The Company has two reportable segments: the Bank and PCIS. The Bank operates a branch bank network with twelve full-service banking offices and provides deposits and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters. PCIS operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate primarily in southeastern Pennsylvania.

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

The following table highlights income statement and balance sheet information for each of the segments at or for the years ended June 30, 2004, 2003, and 2002 (Dollars in thousands):

        FOR THE YEAR ENDED JUNE 30, 2004:     BANK       PCIS       TOTAL
        ------------------------------------------------------------------
        Net interest income                 $ 19,142   $      8   $ 19,150
        Other income                           5,353      3,733      9,086
        Total Net income                       5,927        383      6,310
        Total assets                         640,493      1,615    642,108
        Total interest-bearing deposits       14,028      1,324     15,352
        Total trading securities                  --          8          8

        FOR THE YEAR ENDED JUNE 30, 2003:     BANK       PCIS       TOTAL
        ------------------------------------------------------------------
        Net interest income                 $ 17,810   $     13   $ 17,823
        Other income                           4,223      3,351      7,574
        Total Net income                       4,949        313      5,262
        Total assets                         582,665      1,863    584,528
        Total interest-bearing deposits        8,047      1,391      9,438
        Total trading securities                  --         10         10

        FOR THE YEAR ENDED JUNE 30, 2002:     BANK       PCIS       TOTAL
        ------------------------------------------------------------------
        Net interest income                 $ 18,073   $     33   $ 18,106
        Other income                           1,826      3,522      5,348
        Total Net income                       5,214        361      5,575
        Total assets                         564,368      1,664    566,032
        Total interest-bearing deposits       27,862      1,301     29,163
        Total trading securities                  --         16         16

NOTE 17 - SUMMARIZED QUARTERLY FINANCIAL DATA FOR FISCAL 2004 AND 2003 (UNAUDITED) (Dollars in thousands except per share data)


                                                2004                                       2003
                              ---------------------------------------    ---------------------------------------
                               First     Second     Third     Fourth      First     Second     Third     Fourth
                              Quarter    Quarter   Quarter    Quarter    Quarter    Quarter   Quarter    Quarter
                              -------    -------   -------    -------    -------    -------   -------    -------
Interest income                $7,427     $7,438    $7,369     $7,634     $8,420     $8,047    $7,672     $7,576
Interest expense                2,719      2,695     2,624      2,680      3,777      3,709     3,292      3,114
                              -------    -------   -------    -------    -------    -------   -------    -------
Net interest income             4,708      4,743     4,745      4,954      4,643      4,338     4,380      4,462
Provision for loan losses         380        296       180        115        411        101      (68)        705
                              -------    -------   -------    -------    -------    -------   -------    -------
Net interest income after
  provision for loan losses     4,328      4,447     4,565      4,839      4,502      4,237     4,448      3,757
Other income                    2,014      2,570     2,313      2,189      1,773      2,076     1,826      1,899
Operating expenses              4,387      4,912     4,744      4,897      4,321      4,396     4,385      4,527
                              -------    -------   -------    -------    -------    -------   -------    -------
Income before income taxes      1,955      2,105     2,134      2,131      1,954      1,917     1,889      1,129
Income tax expense
  (benefit)                       441        507       528        539        489        494       408        236
                              -------    -------   -------    -------    -------    -------   -------    -------
NET INCOME                     $1,514     $1,598    $1,606     $1,592     $1,465     $1,423    $1,481       $893
                              =======    =======   =======    =======    =======    =======   =======    =======

EARNINGS PER COMMON SHARE (1)
   Basis                        $0.31      $0.33     $0.33      $0.33      $0.32      $0.31     $0.33      $0.20
                              =======    =======   =======    =======    =======    =======   =======    =======
   Diluted                      $0.30      $0.32     $0.32      $0.32      $0.32      $0.30     $0.31      $0.19
                              =======    =======   =======    =======    =======    =======   =======    =======

(1) Earnings per share have been restated to reflect the effects of the 5% stock dividends paid in September 2003 and 2002.


NOTE 18 - PARENT COMPANY FINANCIAL INFORMATION (in thousands)

Financial information of Chester Valley Bancorp Inc. (parent company only) follows:

STATEMENTS OF FINANCIAL CONDITION                          JUNE 30,
                                                    ---------------------
                                                       2004         2003
                                                    --------     --------
ASSETS
   On deposit with subsidiaries                      $ 1,162     $    454
   Securities available for sale                         688        1,236
   Investment in subsidiaries                         60,667       57,741
   Other assets                                          141          466
                                                    --------     --------
      TOTAL ASSETS                                  $ 62,658     $ 59,897
                                                    ========     ========

LIABILITIES
   Other liabilities                                $     91     $     16
   Subordinated debentures                            10,310       10,310
                                                    --------     --------
      TOTAL LIABILITIES                               10,401       10,326

STOCKHOLDERS' EQUITY                                  52,257       49,571
                                                    --------     --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 62,658     $ 59,897
                                                    ========     ========


STATEMENTS OF OPERATIONS                                                                         YEAR ENDED JUNE 30,
                                                                                          --------------------------------
                                                                                            2004        2003        2002
                                                                                          --------    --------    --------
INCOME
   Dividends from subsidiaries                                                            $    940    $  1,250    $  1,540
   Equity in undistributed income of subsidiaries                                            5,716       4,461       4,199
   Gain on sale of securities available for sale                                               353          --          --
   Interest and other income                                                                    45         218          69
                                                                                          --------    --------    --------
TOTAL INCOME                                                                                 7,054       5,929       5,808

EXPENSE
   Other expense                                                                               744         667         233
                                                                                          --------    --------    --------
NET INCOME                                                                                $  6,310    $  5,262    $  5,575
                                                                                          ========    ========    ========

STATEMENTS OF CASH FLOWS                                                                         YEAR ENDED JUNE 30,
                                                                                          --------------------------------
                                                                                            2004        2003        2002
                                                                                          --------    --------    --------
OPERATING ACTIVITIES:
   Net income                                                                             $  6,310    $  5,262    $  5,575
   Add (deduct) items not affecting cash flows from operating activities:
      Equity in undistributed income of subsidiaries                                        (5,716)     (4,461)     (4,199)
      Loss (Gain) on sale of investment securities                                            (353)       (147)         24
      (Increase) decrease in other assets, net                                                 148        (221)       (274)
      Increase (decrease) in other liabilities                                                  75         (59)         75
                                                                                          --------    --------    --------
   NET CASH FLOWS FROM OPERATING ACTIVITIES                                                    464         374       1,201
                                                                                          --------    --------    --------
INVESTMENT ACTIVITIES:
   Purchase of securities available for sale                                                    --          --          --
   Proceeds from sales and calls of securities available for sale                            1,078       1,105          --
                                                                                          --------    --------    --------
   Net cash flows used in investment activities                                              1,078       1,105          --
                                                                                          --------    --------    --------
FINANCING ACTIVITIES:
   Capital contribution to subsidiaries                                                         --          --      (9,760)
   Proceeds from the issuance of subordinated debentures                                        --          --      10,310
   Cash dividends                                                                           (1,989)     (1,796)     (1,709)
   Payment for fractional shares                                                                (7)         --          (5)
   Common stock repurchased                                                                     --        (452)       (664)
   Proceeds from exercise of stock options, net of tax benefit                               1,162         364         141
   Proceeds from issuance of common stock                                                       --         739          --
                                                                                          --------    --------    --------
   Net cash flows used in financing activities                                                (834)     (1,145)     (1,687)
                                                                                          --------    --------    --------
NET INCREASE (DECREASE) IN CASH                                                                708         334        (486)
CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                                         454         120         606
                                                                                          --------    --------    --------
   END OF PERIOD                                                                          $  1,162    $    454    $    120
                                                                                          ========    ========    ========
NON-CASH ITEMS:
   Net unrealized (loss) gain on investment securities available for sale, net of taxes   $  2,156    $    634    $   (649)
                                                                                          ========    ========    ========
Stock dividend issued                                                                     $  5,075    $  3,518    $  2,882
                                                                                          ========    ========    ========

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

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from pages 4 to 8 of the Company's Definitive Proxy Statement for the Annual meeting of Stockholders to be held on October 25, 2004, which was filed with the SEC on September 10, 2004 ("Definitive Proxy Statement").

     The Company has adopted a code of ethics policy, which applies to its' principal executive officer, principal financial officer, principal accounting officer, as well as its' directors and employees generally. The Company will provide a copy of its' code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to our shareholder relations administrator, Chester Valley Bancorp, 100 E. Lancaster Avenue, Downingtown, Pa 19335.

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference on pages 9 to 14 of the Company's Definitive Proxy Statement.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following consolidated financial statements and report of Independent Auditors of Chester Valley Bancorp Inc. and Subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

          (a) Consolidated Statements of Financial Condition at June 30, 2004 and 2003.
          (b) Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003, and 2002.
          (c) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended June 30, 2004, 2003, and 2002.
          (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002.
          (e)  Notes to Consolidated Financial Statements.
          (f)  Report of Independent Auditors.

     (2) Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the Consolidated Financial Statements or Notes thereto.

(b) The following reports on Form 8-K have been filed in the last quarter of this report:

     (1) Current report on Form 8-K with respect to Items 12 and 7 filed on April 3, 2004.
     (2) Current report on Form 8-K with respect to Items 5 and 7 filed on May 27, 2004.
     (3) Current report on Form 8-K with respect to items 7 and 9 filed on June 17, 2004.

(c)  The following exhibits are filed as a part of this Form 10-K.

                                INDEX TO EXHIBITS

Number   Description of Documents
------   ------------------------

3a       Restated Articles of Incorporation**
3b       Bylaws, as amended (filed herewith)
4        Specimen Stock Certificate*
10a      Key Employee Stock Compensation Program, as amended**
10b      Employee Stock Ownership Plan**
10c Employment Agreement By and Between the Holding Company, the Bank and Donna M. Coughey*****
10d Employment Agreement By and Between the Holding Company, the Bank and Colin N. Maropis**
10e Amendment No. 1 to the Employment Agreement By and Between the Holding Company, the Bank and Colin N. Maropis ***
10f Change in Control Agreement By and Between the Holding Company, the Bank and Joseph T. Crowley******
10g Change in Control Agreement By and Between the Holding Company, the Bank and Michael Sexton******
10h Form of Change in Control Agreement By and Between the Holding Company, the Bank and G. Richard Bertolet, Christopher Breslin, Matthew Kelly, Margaret Leimkuhler and Thomas Varley******
10i      1997 Stock Option Plan as amended ****
10j      1993 Stock Option Plan as amended ****

11       Statement re: computation of per share earnings - reference is made to
         Item 8 hereof
21       Subsidiaries of the Registrant - Reference is made to Item, 1, Business
         - Subsidiaries," for the required information
23 Consent of Registered Independent Public Accounting Firm (filed herewith)
31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 dated September 10, 2004 (filed herewith)
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 dated September 10, 2004 (filed herewith)
32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 10, 2004 (filed herewith)
32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 10, 2004 (filed herewith)
(*) Incorporated herein by reference from the Company's Registration Statement on Form S-4 (33-30433) dated August 10, 1989
(**) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1990
(***) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1992
(****) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997
(*****) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 2001.
(******) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 2003.
(d)      Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHESTER VALLEY BANCORP INC.

Dated: September 10, 2004        By:  /s/ Donna M. Coughey
                                        ----------------------------------------
                                        Donna M. Coughey
                                        Director, President and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                         Title                                  Date

/s/ Edward T. Borer                    Director                              September 10, 2004
-----------------------------------
Edward T. Borer

/s/ James J. Clarke,                   Director                              September 10, 2004
-----------------------------------
James J. Clarke, Ph.D.

/s/ Donna M. Coughey                   Director, President and Chief         September 10, 2004
-----------------------------------    Executive Officer
Donna M. Coughey

/s/ John J. Cunningham, III            Director                              September 10, 2004
-----------------------------------
John J. Cunningham, III

/s/ Gerard F. Griesser                 Director                              September 10, 2004
-----------------------------------
Gerard F. Griesser

/s/ James E. McErlane                  Director and Chairman of              September 10, 2004
-----------------------------------    the Board
James E. McErlane

/s/ Emory S. Todd                      Director                              September 10, 2004
-----------------------------------
Emory S. Todd

/s/ Madeleine Wing Adler               Director                              September 10, 2004
-----------------------------------
Madeleine Wing Adler

/s/ William M. Wright                  Director                              September 10, 2004
-----------------------------------
William M. Wright

/s/ Joseph T. Crowley                  Chief Financial Officer               September 10, 2004
-----------------------------------
Joseph T. Crowley