Form 10-Q
period 2004-09-30
CHESTER VALLEY BANCORP INC
filed 2004-11-09
CIK 854098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                        -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act):   YES  X     NO
                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK ($1.00 PAR VALUE)                        5,138,553
     ------------------------------             -----------------------------
         (Title of Each Class)                  (Number of Shares Outstanding
                                                    as of November 1, 2004)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                                       INDEX
                                                                          PAGE
PART 1.  FINANCIAL INFORMATION                                            NUMBER
- -------  ---------------------                                            ------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         September 30, 2004 and June 30, 2004 (Unaudited)                   1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended September 30, 2004 and 2003 (Unaudited)         2

         STATEMENT OF OTHER COMPREHENSIVE INCOME
         Three Months Ended September 30, 2004 and 2003 (Unaudited)         3

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three Months Ended September 30, 2004 and 2003 (Unaudited)         4

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS             5 - 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             14 - 22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                            22 - 24

ITEM 4.  CONTROLS AND PROCEDURES                                            25


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS                                                           26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                26

ITEM 5.  OTHER INFORMATION                                                  26

ITEM 6.  EXHIBITS                                                           26

SIGNATURES                                                                  27
- ----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                              SEPTEMBER 30,             JUNE 30,
                                                                                   2004                   2004
                                                                              -----------------------------------
                                                                                           (UNAUDITED)
ASSETS                                                                          $    9,977             $   12,844
  Cash in banks                                                                     12,410                 15,352
  Interest-bearing deposits
                                                                                ----------             ----------
    TOTAL CASH AND CASH EQUIVALENTS                                                 22,387                 28,196
                                                                                ----------             ----------
  Trading account securities                                                             7                      8
  Investment securities available for sale                                         132,777                130,089
  Investment securities held to maturity (fair value -
    September 30, 2004, $57,938
    June 30, 2004, $57,779)                                                         57,740                 59,384

  Loans held for sale                                                                  963                    538

  Loans receivable                                                                 406,991                401,965
    Deferred fees                                                                     (476)                  (508)
    Allowance for loan losses                                                       (6,386)                (6,331)
                                                                                ----------             ----------
      Loans receivable, net                                                        400,129                395,126
                                                                                ----------             ----------
  Accrued interest receivable                                                        3,026                  2,652
  Property and equipment - net                                                      13,041                 13,009
  Bank owned life insurance                                                          5,472                  5,414
  Real estate owned                                                                     54                     54
  Goodwill                                                                           1,171                  1,171
  Intangible assets                                                                    645                    384
  Other assets                                                                       7,281                  6,083
                                                                                ----------             ----------
    TOTAL ASSETS                                                                $  644,693             $  642,108
                                                                                ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Deposits                                                                      $  429,049             $  427,103
  Securities sold under agreements to repurchase                                    18,265                 27,216
  Advance payments by borrowers for taxes and insurance                                479                  1,433
  Federal Home Loan Bank advances                                                  130,239                120,963
  Trust preferred securities                                                        10,310                 10,310
  Accrued interest payable                                                             668                    679
  Other liabilities                                                                  1,609                  2,147
                                                                                ----------             ----------
    TOTAL LIABILITIES                                                              590,619                589,851
                                                                                ----------             ----------

  Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                                            --                     --
  Common stock - $1.00 par value;
    10,000,000 shares authorized;
    5,139,165 and 4,876,484 shares issued and outstanding
    at September 30, 2004 and June 30, 2004, respectively                            5,139                  4,876
  Additional paid-in capital                                                        41,166                 36,247
  Retained earnings - partially restricted                                           9,433                 13,303
  Treasury stock (612 and 583 shares at September 30, 2004 and June 30,
    2004, respectively, at cost)                                                       (13)                   (13)
  Accumulated other comprehensive loss                                              (1,651)                (2,156)
                                                                                ----------             ----------
    TOTAL STOCKHOLDERS' EQUITY                                                      54,074                 52,257
                                                                                ----------             ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  644,693             $  642,108
                                                                                ==========             ==========

See accompanying notes to consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                      ---------------------------------
                                                                         2004                   2003
                                                                      ----------             ---------
                                                                                 (UNAUDITED)
INTEREST INCOME:
  Loans                                                               $    5,851              $   6,094
  Mortgage-backed securities                                                 413                    342
  Interest-bearing deposits                                                   19                      8
  Investment securities:
    Taxable                                                                1,288                    546
    Non-taxable                                                              320                    437
                                                                      ----------             ----------
    TOTAL INTEREST INCOME                                                  7,891                  7,427
                                                                      ----------             ----------
INTEREST EXPENSE:
  Deposits                                                                 1,317                  1,430
  Securities sold under agreements to repurchase                              46                     32
  Short-term borrowings                                                       86                     27
  Long-term borrowings                                                     1,328                  1,230
                                                                      ----------             ----------
    TOTAL INTEREST EXPENSE                                                 2,777                  2,719
                                                                      ----------             ----------
NET INTEREST INCOME                                                        5,114                  4,708
  Provision for loan losses                                                  102                    380
                                                                      ----------             ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    5,012                  4,328
                                                                      ----------             ----------
OTHER INCOME:
  Investment services income                                               1,031                    984
  Service charges and fees                                                   794                    771
  Gain on the sale of:
    Loans                                                                     71                     72
    Available for sale securities                                             77                     75
  Other                                                                      116                    112
                                                                      ----------             ----------
    TOTAL OTHER INCOME                                                     2,089                  2,014
                                                                      ----------             ----------
OPERATING EXPENSES:
  Salaries and employee benefits                                           2,931                  2,440
  Occupancy and equipment                                                    736                    709
  Data processing                                                            254                    233
  Advertising                                                                 81                     29
  Deposit insurance premiums                                                  16                     15
  Other                                                                    1,041                    961
                                                                      ----------             ----------
    TOTAL OPERATING EXPENSES                                               5,059                  4,387
                                                                      ----------             ----------
Income before income taxes                                                 2,042                  1,955
Income tax expense                                                           520                    441
                                                                      ----------             ----------
    NET INCOME                                                        $    1,522             $    1,514
                                                                      ==========             ==========
EARNINGS PER SHARE (1)
  Basic                                                               $     0.30             $     0.30
                                                                      ==========             ==========
  Diluted                                                             $     0.29             $     0.29
                                                                      ==========             ==========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                            $     0.11             $     0.10
                                                                      ==========             ==========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                                5,122,108              5,044,667
                                                                      ==========             ==========
  Diluted                                                              5,276,146              5,209,283
                                                                      ==========             ==========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2004 and 2003

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                     STATEMENT OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                                                                  THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             --------------------------
                                                                                2004             2003
                                                                             ---------        ---------
                                                                                      (Unaudited)

NET INCOME                                                                   $   1,522        $   1,514

Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on securities available for sale
    during the period                                                              708           (1,129)
  Reclassification adjustment for (gains)
    included in net income                                                         (51)             (50)
  Net unrealized losses on cash flow hedge                                        (152)              --
                                                                             ---------        ---------
COMPREHENSIVE INCOME                                                         $   2,027        $     335
                                                                             =========        =========

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 --------------------------------
                                                                                     2004                 2003
- ------------------------------------------------------------------------------------------------     ------------
                                                                                             (Unaudited)
Net income                                                                        $   1,522            $   1,514
Add (deduct) items not affecting cash flows provided by operating activities:
  Depreciation                                                                          239                  259
  Provision for loan losses                                                             102                  380
  Gain on sale of securities available for sale                                         (77)                 (75)
  Originations of loans held for sale                                                (6,157)              (7,123)
  Proceeds from sale of loans held for sale                                           5,803                6,663
  Gain on sale of loans held for sale                                                   (71)                 (72)
  Amortization of deferred loan fees, discounts and premiums                           (274)                  66
  Decrease in trading account securities                                                  1                   --
  Increase in accrued interest receivable                                              (374)                 (33)
  Increase in value of bank owned life insurance                                        (58)                 (71)
  Increase in other assets                                                           (1,679)              (1,052)
  Increase (decrease) in other liabilities                                             (538)                  41
  Increase (decrease) in accrued interest payable                                       (34)                 (31)
- -----------------------------------------------------------------------------------------------------------------
Net cash flows (used in) provided by operating activities                            (1,595)                 466
- -----------------------------------------------------------------------------------------------------------------
Cash flows used in investment activities:
  Capital expenditures                                                                 (271)                (231)
  Net increase in loans                                                              (5,102)             (15,607)
  Purchase of investment securities                                                  (2,476)              (5,328)
  Proceeds from maturities, payments and calls of investment securities               4,450                2,516
  Purchase of securities available for sale                                         (15,935)             (24,124)
  Proceeds from sales and calls of securities available for sale                     14,263               28,865
  Net cash and cash equivalents received from branch acquisition                      6,184                   --
- -----------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) investment activities                            1,113              (13,909)
- -----------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities Net (decrease) increase in deposits
  before interest credited                                                           (5,736)              (3,147)
  Interest credited to deposits                                                       1,248                1,346
  Decrease in securities sold under agreements to repurchase                         (8,951)              (1,194)
  Proceeds from FHLB advances                                                        10,138              134,477
  Repayments of FHLB advances                                                          (862)            (116,771)
  Decrease in advance payments by borrowers for taxes and insurance                    (954)              (1,305)
  Cash dividends on common stock                                                       (513)                (458)
  Payment for fractional shares                                                          (8)                  (7)
  Stock options exercised                                                               311                  472
- -----------------------------------------------------------------------------------------------------------------
Net cash flows (used in) provided by financing activities                            (5,327)              13,413
- -----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                            (5,809)                 (30)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                28,196               25,749
                                                                                  ---------            ---------
  End of period                                                                   $  22,387            $  25,719
                                                                                  =========             =========
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                           $      --            $      75
  Interest                                                                        $   2,788            $   2,750
NON-CASH ITEMS:
  Stock dividend issued                                                           $   4,869            $   5,074
  Net unrealized (loss) gain on investment securities available for sale,
    net of tax                                                                    $     657            $  (1,179)
  Net unrealized loss on cash flow hedge                                          $    (152)           $      --
ACQUISITIONS:
In conjunction with the branch acquisition, liabilities assumed and assets acquired were as follows:
  Assets acquired net of cash and cash equivalents received                       $     273            $      --
  Cash and cash equivalents received                                              $   6,184            $      --
  Liabilities assumed
                                                                                  $   6,457            $      --

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

The Bank provides a wide range of banking services to individual and corporate customers through its twelve full-service branch offices in Chester County, Pennsylvania. The Bank provides a wide range of lending products including commercial real estate, commercial business, consumer as well residential real estate. Its lending activities are funded primarily with retail and business deposits and borrowings. Phila. Corp. is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission ("SEC"). It provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. Phila. Corp.'s offices are located in Wayne and Philadelphia, Pennsylvania.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank and Phila. Corp. The accounts of the Bank include its wholly-owned subsidiaries, First Financial Investments Inc. and D & S Service Corp., which owns D & F Projects and Wildman Projects, Inc., both of which are wholly-owned subsidiaries thereof. All material inter-company balances and transactions have been eliminated in consolidation. Prior period amounts are reclassified when necessary to conform to the current period's presentation.

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

The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands except per share amounts):

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           ---------------------
                                                             2004        2003
                                                           ---------------------
Net income, as reported                                    $  1,522    $  1,514
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                            (76)        (59)
                                                           ---------------------
Pro forma net income                                       $  1,446    $  1,455
                                                           =====================
Earnings per share:
  Basic - as reported                                      $   0.30     $  0.30
                                                           =====================
  Basic - pro forma                                        $   0.28     $  0.29
                                                           =====================

  Diluted - as reported                                    $   0.29     $  0.29
                                                           =====================
  Diluted - pro forma                                      $   0.27     $  0.28
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

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2004 and 2003.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                       2004              2003
                                                     ----------      ----------

Numerator:
  Net income                                         $   1,522       $    1,514
                                                     ==========      ==========
Denominator:
  Denominator for basic per share-
  weighted average shares                             5,122,108       5,044,667

Effect of dilutive securities:
  Stock options                                         154,038         164,616
                                                     ----------      ----------
Denominator for diluted earnings
  per share-adjusted weighted
  Average shares and assumed
  Exercise                                            5,276,146       5,209,283
                                                     ==========      ==========
Basic earnings per share                             $     0.30      $     0.30
                                                     ==========      ==========
Diluted earnings per share                           $     0.29      $     0.29
                                                     ==========      ==========

The number of anti-dilutive stock options excluded was 65,148 and 145,199 for the three-month periods ended September 30, 2004 and 2003, respectively.

NOTE 2 - LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                                   SEPTEMBER 30,      June 30,
                                                        2004            2004
                                                   ------------    ------------
First mortgage loans:
   Residential real estate                              $69,658         $74,004
   Construction-residential                              26,571          18,745
   Land acquisition and development                      14,695          13,928
   Commercial real estate                               142,653         140,721
   Construction-commercial                               10,812          16,187
Commercial business                                      53,721          49,142
Consumer                                                116,116         114,787
                                                   ------------    ------------
TOTAL LOANS                                             434,226         427,514
                                                   ------------    ------------

Less:
   Undisbursed loan proceeds:
      Construction-residential                          (23,681)        (16,223)
      Construction-commercial                            (3,554)         (9,326)
   Deferred loan fees - net                                (476)           (508)
   Allowance for loan losses                             (6,386)         (6,331)
                                                   ------------    -------------
NET LOANS                                              $400,129        $395,126
                                                   ============    =============

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

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At September 30, 2004 and June 30, 2004, the recorded investment in impaired loans was $3.9 million and $4.0 million, respectively. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

NOTE 4 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $814 thousand as of September 30, 2004, all of which were fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.75% and 6.25%. At September 30, 2004, the Company had $27.2 million of undisbursed construction loan funds as well as $86.7 million of undisbursed remaining consumer and commercial line balances.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At September 30, 2004 and June 30, 2004 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since September 30, 2004 that management believes have changed the institution's category.

The Holding Company and the Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                              TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                             ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                     -----------------------     -----------------------     ------------------------
                                       AMOUNT         RATIO         AMOUNT        RATIO         AMOUNT         RATIO
                                     ---------      --------      ---------      -------      ---------      --------
AS OF SEPTEMBER 30, 2004:
HOLDING COMPANY
Total risk-based capital ratio
   (to risk-weighted assets)           $69,837        14.74%        $37,904        8.00%        $47,380        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $63,909        13.49%        $18,952        4.00%        $28,428         6.00%
Tier 1 leverage ratio
   (to average assets)                 $63,909        10.04%        $25,471        4.00%        $31,839         5.00%

BANK
Total risk-based capital ratio
   (to risk-weighted assets)           $67,068        14.15%        $37,925        8.00%        $47,406        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $61,137        12.90%        $18,962        4.00%        $28,444         6.00%
Tier 1 leverage ratio
   (to average assets)                 $61,137         9.64%        $25,368        4.00%        $31,710         5.00%

AS OF JUNE 30, 2004:
HOLDING COMPANY
Total risk-based capital ratio
   (to risk-weighted assets)           $68,620        14.85%        $36,960        8.00%        $46,200        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $62,838        13.60%        $18,480        4.00%        $27,720         6.00%
Tier 1 leverage ratio
   (to average assets)                 $62,838         9.95%        $25,263        4.00%        $31,578         5.00%

BANK
Total risk-based capital ratio
   (to risk-weighted assets)           $65,563        14.14%        $37,101        8.00%        $46,377        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $59,759        12.89%        $18,551        4.00%        $27,826         6.00%
Tier 1 leverage ratio
   (to average assets)                 $59,759         9.50%        $25,151        4.00%        $31,439         5.00%


NOTE 7 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At September 30, 2004, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases in interest rates would have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

The fair market value of the cap has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The fair value of the interest rate cap at September 30, 2004 was $527 thousand.

NOTE 8 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and Phila. Corp. First Financial operates a branch bank network with twelve full-service banking offices and provides primarily deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters and at Phila. Corp. Phila. Corp. operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

The Company evaluates performance based on the net income provided by each of its reportable segments. There are no material intersegment sales or transfers.

Phila. Corp. was acquired by the Company on May 29, 1998. Since such time, the Company's reportable segments have been its two independent financial services institutions.


The following table highlights income statement and balance sheet information for each of the segments at or for September 30, 2004 and 2003 (in thousands):

                                             AT AND DURING THE THREE MONTHS ENDED SEPTEMBER 30,
                                             2004                                          2003
                             ----------------------------------------    ------------------------------------
                                             PHILA.                                      PHILA.
                               BANK           CORP.          TOTAL          BANK          CORP.        TOTAL
                             ---------    -----------    ------------    ---------      --------     --------
Net interest
   income                     $ 5,110        $   4         $ 5,114        $ 4,706        $   2       $  4,708
Other income                    1,212          877           2,089          1,134          880          2,014
Total net income                1,454           68           1,522          1,422           92          1,514
Total assets                  642,970        1,723         644,693        596,017        2,269        598,286
Total interest-
   bearing deposits            11,042        1,368          12,410         11,574        1,861         13,435
Total trading
   securities                      --            7               7             --           10             10


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AMENDMENT OF STATEMENT NO. 133

In April 2003, the FASB issued Statement No.149, Amendment of Statement No.133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivatives imbedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2004. The provisions of this Statement did not have a material impact on the Company's consolidated earnings, financial condition or equity.

THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF 03-1")

On September 30, 2004, the FASB voted unanimously to delay the effective date of Emerging Issues Task Force ("EITF") 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The financial statement disclosure provisions of EITF 03-1 were not affected by the September 30, 2004 delay. The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1.

NOTE 10 - ACQUISITIONS

Effective September 10, 2004, First Financial Bank acquired the Exton, Chester County, Pennsylvania branch deposits of Firstrust Bank. As a result of the acquisition, First Financial Bank assumed approximately $6.5 million of deposit liabilities. Additionally, the Company recorded an approximate $273 thousand Core Deposit Intangible. The acquisition was accounted for using the purchase method of accounting.

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

BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets primarily through internal growth but will pursue potential acquisition opportunities which would be accretive to earnings and/or increase its market share in the regions it operates.

The two primary objectives of the Company's strategic plan are to increase loans, in particular commercial business and real estate and construction loans, consumer loans and core deposits (consisting of all deposits other than certificates of deposits). The Company's net loans increased by $5.0 million, or 3.7%, from $395.1 million at June 30, 2004 to $400.1 million at September 30, 2004. Excluding residential mortgage loans, which continued to decline, the loan portfolio grew $9.4 million or 2.9% from June 30, 2004. Additionally, in anticipation of a rising rate environment, the Company focused its retail sales personnel on variable rate home equity lines, rather than lock the Bank into longer-term fixed rate loans. Core deposits decreased by $13.0 million, or a negative 3.7%, from $347.0 million at June 30, 2004 to $333.9 million at September 30, 2004. This decrease is primarily due to outflows in money market balances as well as commercial DDAs of title companies.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 57.2% of its total loan portfolio at September 30, 2004 compared to 55.8% at June 30, 2004. Single-family and multi-family residential loans comprised 16.0% of the Company's loan portfolio at September 30, 2004 as compared to 17.3% at June 30, 2004.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans increased to $4.3 million at September 30, 2004 compared to $4.2 million at June 30, 2004. Included in the totals at both dates is a single commercial real estate loan in the amount of $2.9 million. Although the loan has always been current in the payment of interest as it has been due, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. In October 2004, the Company received a $750 thousand principal pay-down on an approximate $2.9 million non-performing commercial mortgage. Additionally, the borrower prepaid interest as a condition to the Bank's extension of the maturity date on the remaining balance of the loan.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $190.5 million at September 30, 2004 compared to $189.5 million at June 30, 2004. This increase was due largely to the acquisition of agency bonds, and adjustable rate mortgage-backed securities. In addition, the Company had short-term interest-bearing deposits of $12.4 million at September 30, 2004 compared to $15.4 million at June 30, 2004.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of core deposits (NOW, Savings and Money Market) to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $315.6 million or 73.6% of the Company's total deposits at September 30, 2004, as compared to $319.7 million or 74.9% at June 30, 2004. This decrease in lower costing deposits is primarily attributable to outflows in money market balances as well as commercial DDAs of title companies.

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

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At September 30, 2004, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual re-pricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific re-pricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at September 30, 2004 is on Page 24.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table on Page 24 does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually re-price within the same period may not, in fact, re-price at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $644.7 million at September 30, 2004 from $642.1 million at June 30, 2004, principally due to a $5.0 million increase in loans receivable to $400.1 million at September 30, 2004 from $395.1 million at June 30, 2004. Net loans other than residential loans increased by $9.3 million or 2.9% for the same period in 2004. In line with its strategy, the growth occurred principally in the consumer and commercial loan portfolios. Residential mortgage loans as a percentage of total loans was reduced from 17.3% at June 30, 2004 to 16.0% at September 30, 2004. In addition to the loan growth, investment securities increased by $1.0 million, primarily through the acquisition of agency bonds and adjustable rate mortgage-backed securities. These increases were offset in part by decreases in cash and cash equivalents of $5.8 million.

Deposits increased by $1.9 million due primarily to the acquisition of the Exton branch deposits of $6.4 million from Firstrust Bank. This partially offset a reduction in money market and DDA balances. Federal Home Loan Bank Advances increased $9.0 million to fund the above noted asset growth.

Stockholders' equity increased by $1.8 million at September 30, 2004 as compared to June 30, 2004, primarily as a result of net income of $1.5 million, the issuance of common stock as a result of the exercise of stock options and a change in accumulated other comprehensive income of $505 thousand related to unrealized losses on securities available for sale as well as the change in the market value of the cash flow hedge, net of tax. These were partially offset by the payment of cash dividends of $513 thousand

                              RESULTS OF OPERATIONS
                              ---------------------

INTEREST INCOME AND INTEREST SPREAD ANALYSIS
- --------------------------------------------
The following table sets forth, for the periods indicated, information on a tax equivalent basis regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) interest rate spread; and
(5) net interest-earning assets and their net yield. Average balances are determined on a daily basis.


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------------
                                                            2004                                 2003
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                                AVERAGE                 YIELD/        AVERAGE                YIELD/
                                                BALANCE     INTEREST     RATE         BALANCE    INTEREST     RATE
                                               -------------------------------     --------------------------------
ASSETS:
    Loans and loans held for sale (1)          $ 404,179     $ 5,870     5.81%     $ 398,650     $ 6,108     6.13%
    Securities and other investments (1)         200,745       2,160     4.30%       154,281       1,496     3.88%
                                               -------------------------------     --------------------------------
    Total interest-earning assets (1)            604,924       8,030     5.31%       552,931       7,604     5.50%
                                               -------------------------------     --------------------------------
    Non-interest earning assets                   42,009                              41,552
                                               ----------                          ----------
    TOTAL ASSETS                               $ 646,933                           $ 594,483
                                               ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $ 452,442       1,363     1.20%     $ 422,610       1,462     1.38%
  FHLB advances and other borrowings (2)         131,181       1,414     4.28%       111,551       1,257     4.48%
                                               -------------------------------     --------------------------------
TOTAL INTEREST-BEARING LIABILITIES (2)           583,623       2,777     1.89%       534,161       2,719     2.03%
                                               -------------------------------     --------------------------------
  Non-interest-bearing liabilities                10,329                              10,886
  Stockholders' equity                            52,981                              49,436
                                               ----------                          ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 646,933                           $ 594,483
                                               ==========                          ==========
NET INTEREST INCOME/INTEREST RATE SPREAD                     $ 5,253     3.42%                   $ 4,885     3.47%
                                                             =================                   =================
NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                                            3.47%                               3.51%
                                                                        ======                              ======
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                            104%                                104%
                                                                        ======                              ======

(1) Yield calculated using 30/360 day basis.
(2) Yield /rate calculated based on the actual number of days.

The following details the tax equivalent adjustments in the above table:


                                         THREE MONTHS ENDED SEPTEMBER 30,
                   -------------------------------------------------------------------------------
                                2004                                      2003
                   -------------------------------------    --------------------------------------
                   INTEREST           TAX       ADJUSTED     INTEREST         TAX         ADJUSTED
                    INCOME        ADJUSTMENT     INCOME       INCOME      ADJUSTMENT      INCOME
                   -------------------------------------    --------------------------------------
                                              (Dollars in thousands)
Loans              $ 5,851         $   19       $ 5,870     $ 6,094         $   14        $ 6,108
Investments          2,040            120         2,160       1,333            163          1,496
                   -------------------------------------    -------------------------------------
Total              $ 7,891         $  139       $ 8,030     $ 7,427         $  177        $ 7,604
                   =====================================    =====================================

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

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------------------
                                            2004 COMPARED TO 2003                     2003 COMPARED TO 2002
                                         INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                       ----------------------------------       -----------------------------------
                                          VOLUME        RATE        TOTAL           VOLUME        RATE      TOTAL
                                       ----------------------------------------------------------------------------
                                                                (Dollars in thousands)
Interest income on interest-earning assets:
  Loans and loans held for sale            $ 486       $(724)     $ (238)          $ 2,256     $(2,779)    $  (523)
  Securities and other investments           481         183         664              (207)       (279)       (486)
                                       ----------------------------------       -----------------------------------
      Total interest income                  967        (541)        426             2,049      (3,058)     (1,009)
                                       ----------------------------------       -----------------------------------

Interest expense on interest-bearing liabilities:
  Deposits and repurchase
    agreements                               500        (599)        (99)              443      (1,273)       (830)
  FHLB advances and other
    borrowings                               480        (323)        157               (12)       (216)       (228)
                                       ----------------------------------       -----------------------------------
      Total interest expense                 980        (922)         58               431      (1,489)     (1,058)
                                       ----------------------------------       -----------------------------------
Net change in net interest income          $ (13)      $ 381      $  368           $ 1,618     $(1,569)    $    49
                                       ==================================       ===================================

Net interest income, on a fully tax equivalent basis, increased $368 thousand or 7.5% for the three-month period ended September 30, 2004, compared to the same period in 2003. Total interest income, on a fully tax equivalent basis, increased 5.6% to $8.0 million for the three-month period ended September 30, 2004, from $7.6 million for the same period in 2003, primarily as a result of an increase in average interest-earning assets of $52.0 million.

Total interest expense increased 2.0% to $2.8 million from $2.7 million for the three-month periods ended September 30, 2004 and September 30, 2003, respectively. The increase is due largely to an increase in the average balance of interest-bearing liabilities of $49.5 million to $583.6 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $278 thousand, or 73.2%, for the three-months ended September 30, 2004 to $102 thousand as compared to $380 thousand for the three-months ended September 30, 2003. The decrease is due principally to the change in classified assets and loan volumes during the quarters ended September 30, 2004 and September 30, 2003, respectively.

OTHER INCOME

Total other income increased $75 thousand for the three-months ended September 30, 2004 compared to the same period in 2003. The increases occurred primarily in investment services income, including trust fees along with an increase in deposit fees resultant from a growth in transaction type deposit accounts (i.e. Consumer and business checking, money market and savings).

OPERATING EXPENSES

Total operating expenses increased by $672 thousand for the three-months ended September 30, 2004 as compared to the same period in 2003. This represents a 15.3% increase for the three-month period. The increase occurred primarily in compensation and benefits. In addition to normal salary increases for the year, the Company has made a significant investment in its future. The Company expanded its retail brokerage business personnel in September 2004. On a yearly comparison, the Bank hired seven lending and private-banking relationship managers who became available as a result of the recent consolidation within the local community banking market. In addition the Bank expanded its branch network through the Coatesville branch acquisition from PNC National Bank in March 2004 and the purchase of the Firstrust deposits in Exton. Thirdly, the Bank opened a loan production office in Plymouth Meeting, Montgomery County, Pennsylvania, an area that was largely impacted by the afore-mentioned consolidation; and a Private Client office in West Chester Borough to better serve the complex needs of affluent clients and the professionals who handle their business affairs.

INCOME TAX EXPENSE

Income tax expense increased by $79 thousand for the three-month period ended September 30, 2004 as compared to the same period in 2003 due to an increase in pre-tax income, combined with the sale and/or redemption of a number of tax-free investments.

                                  ASSET QUALITY

Non-performing loans totaled $4.3 million and $4.2 million at September 30, 2004 and June 30, 2004, respectively. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. Included in the totals at both dates is a single commercial real estate loan in the amount of $2.9 million. Although the loan is current in the payment of interest as it has been due and the next six months payment of interest has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. In October 2004, the Company received a $750 thousand principal pay-down on an approximate $2.9 million non-performing commercial mortgage. Additionally, the borrower prepaid interest as a condition to the Bank's extension of the maturity date on the remaining balance of the loan.

At September 30, 2004 and June 30, 2004, the Company's classified loans, which consisted of loans classified as substandard, doubtful or loss, totaled $10.4 million on both dates. Included in loans classified substandard at September 30, 2004 and June 30, 2004, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included in classified loans at September 30, 2004 were loans totaling $9.1 million, which are current but have been classified and are being closely monitored.

At September 30, 2004, in addition to classified loans, classified assets included three Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds at September 30, 2004 was $5.7 million ($5.6 million at June 30, 2004). Two of the three bonds with an aggregate book value of $5.0 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

The third bond was issued by the Housing Authority of Chester County and had a book balance of $720 thousand at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has provided additional funds to build additional houses, on land which was donated to this bond issue. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. Although all principal and interest have been paid per the terms of the bond indenture, this bond is on non-accrual at September 30, 2004.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as Federal Home Loan Bank overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At September 30, 2004, the Company had $814 thousand in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $27.2 million and $86.7 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 25, 2004, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.105 per share, both of which were paid on September 30, 2004. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial and/or Phila. Corp., which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At September 30, 2004, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2004.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales of long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. At September 30, 2004, the Bank was servicing $11.8 million of loans for others, of which $2.3 million consisted of whole loans sold by the Bank to Freddie Mac. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

The following is an interest rate sensitivity analysis for the Bank at September 30, 2004:


            INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2004
                             (Dollars in thousands)

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
                                               ----------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans: (1)
    Real estate (2)                                $ 63,768     $ 15,284   $ 30,337    $ 73,833    $ 41,895    $ 12,524  $237,641
    Commercial business                              40,095        1,419      2,592       7,644       1,971          --    53,721
    Consumer                                         52,449        4,335      7,882      23,060      13,599      14,791   116,116
  Securities and interest-bearing deposits (3)       55,584        9,792     18,212      49,279      39,158      31,014   203,039
                                               ----------------------------------------------------------------------------------

  TOTAL INTEREST-EARNING ASSETS                    $211,896     $ 30,830   $ 59,023    $153,816    $ 96,623    $ 58,329  $610,517
                                               ----------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Savings accounts                                 $  1,628     $  1,629   $  3,261    $ 13,083    $ 13,144    $     --  $ 32,745
  NOW accounts                                        1,571        1,572      3,147      12,627      12,693      32,021    63,631
  Money market accounts                             126,171        1,693      3,396      10,440       7,289          --   148,989
  Certificate accounts                               22,673       12,785     24,669      35,473      15,942       1,858   113,400
  Repo sweep                                         18,265           --         --          --          --          --    18,265
  Borrowings                                         40,000        8,535      1,085      11,746      34,195      34,678   130,239
                                               ----------------------------------------------------------------------------------

  TOTAL INTEREST-BEARING LIABILITIES               $210,308     $ 26,214   $ 35,558    $ 83,369    $ 83,263    $ 68,557  $507,269
                                               ----------------------------------------------------------------------------------

Cumulative (deficit) excess of interest-earning
assets                                             $  1,588     $  6,204   $ 29,669    $100,116    $113,476    $103,248  $103,248
                                                   ========     ========   ========    ========    ========    ========  ========
  to interest-bearing liabilities
Cumulative ratio of interest rate-sensitive
  assets to interest rate-sensitive liabilities       100.8%       102.6%     110.9%      128.2%      125.9%      120.4%    120.4%
                                                   ========     ========   ========    ========    ========    ========  ========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
  TOTAL ASSETS                                          0.2%         1.0%       4.6%       15.6%       17.7%       16.1%     16.1%
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

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
                      None

     Item 3. Defaults Upon Senior Securities
                      Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders

                      None

     Item 5. Other Information

                      None

     Item 6. Exhibits

             (a) The following exhibits are filed as part of this Form 10-Q.

                                INDEX TO EXHIBITS

    NUMBER                             DESCRIPTION
- --------------------------------------------------------------------------------
     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004
     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004
     32.1       Certification of the Chief Executive Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004
     32.2       Certification of the Chief Financial Officer pursuant to 18
                U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Chester Valley Bancorp Inc.


Date          11/09/04                 /s/ Donna M. Coughey
    ------------------------------     -----------------------------------------
                                       Donna M. Coughey
                                       President and Chief Executive Officer


Date         11/09/04                  /s/ Joseph T. Crowley
    ------------------------------     -----------------------------------------
                                       Joseph T. Crowley
                                       CFO and Treasurer