Form 10-Q
period 2004-12-31
CHESTER VALLEY BANCORP INC
filed 2005-02-09
CIK 854098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                       -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES   X     NO
                                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK ($1.00 PAR VALUE)                        5,150,329
   ------------------------------              ----------------------------
       (Title of Each Class)                  (Number of Shares Outstanding
                                                 as of February 1, 2005)

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                         PAGE
PART 1.  FINANCIAL INFORMATION                                           NUMBER
-------  ---------------------                                           ------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         December 31, 2004 and June 30, 2004 (Unaudited)                   1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended December 31, 2004 and 2003 (Unaudited)         2

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Six Months Ended December 31, 2004 and 2003 (Unaudited)           3

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
         Three Months and Six Months Ended December 31, 2004 and 2003
         (Unaudited)                                                       4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Six Months Ended December 31, 2004 and 2003 (Unaudited)           5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS            6 - 15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            16 - 25

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                           25 - 28

ITEM 4.  CONTROLS AND PROCEDURES                                           29


PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 30

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS                                                          30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               30

ITEM 5.  OTHER INFORMATION                                                 30

ITEM 6.  EXHIBITS                                                          30

SIGNATURES                                                                 32
----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                         DECEMBER 31,     JUNE 30,
                                                                             2004           2004
                                                                         --------------------------
                                                                                (UNAUDITED)
ASSETS
  Cash in banks                                                          $    11,339    $    12,844
  Interest-bearing deposits                                                    7,558         15,352
                                                                         -----------    -----------
    TOTAL CASH AND CASH EQUIVALENTS                                           18,897         28,196
                                                                         -----------    -----------
  Trading account securities                                                      12              8
  Investment securities available for sale                                   130,408        130,089
  Investment securities held to maturity (fair value -
    December 31, 2004, $62,147
    June 30, 2004, $57,779)                                                   62,442         59,384

  Loans held for sale                                                            515            538

  Loans receivable                                                           430,788        401,965
    Deferred fees                                                               (487)          (508)
    Allowance for loan losses                                                 (6,705)        (6,331)
                                                                         -----------    -----------
      Loans receivable, net                                                  423,596        395,126
                                                                         -----------    -----------
  Accrued interest receivable                                                  2,900          2,652
  Property and equipment - net                                                14,142         13,009
  Bank owned life insurance                                                    5,527          5,414
  Real estate owned                                                               54             54
  Goodwill                                                                     2,411          1,171
  Intangible assets                                                              836            384
  Other assets                                                                 7,375          6,083
                                                                         -----------    -----------
    TOTAL ASSETS                                                         $   669,115    $   642,108
                                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Deposits                                                             $   434,946    $   427,103
    Securities sold under agreements to repurchase                            15,940         27,216
    Advance payments by borrowers for taxes and insurance                        872          1,433
    Federal Home Loan Bank advances                                          150,318        120,963
    Trust preferred securities                                                10,310         10,310
    Accrued interest payable                                                     696            679
    Other liabilities                                                          1,016          2,147
                                                                         -----------    -----------
      TOTAL LIABILITIES                                                      614,098        589,851
                                                                         -----------    -----------
  Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                                      --             --
  Common stock - $1.00 par value;
    10,000,000 shares authorized;
    5,150,941 and 4,876,484 shares issued and outstanding
    at December 31, 2004 and June 30, 2004, respectively                       5,151          4,876
  Additional paid-in capital                                                  41,350         36,247
  Retained earnings - partially restricted                                    10,497         13,303
  Treasury stock (612 and 583 shares at December 31, 2004 and June 30,
    2004, respectively, at cost)                                                 (13)           (13)
  Accumulated other comprehensive loss, net                                   (1,968)        (2,156)
                                                                         -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                                55,017         52,257
                                                                         -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   669,115    $   642,108
                                                                         ===========    ===========

See accompanying notes to consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                       THREE MONTHS ENDED DECEMBER 31,
                                                       -------------------------------
                                                              2004          2003
                                                          -----------   -----------
                                                                 (UNAUDITED)
INTEREST INCOME:
  Loans                                                   $     6,051   $     5,898
  Mortgage-backed securities                                      373           407
  Interest-bearing deposits                                        16            23
  Investment securities:
    Taxable                                                     1,314           678
    Non-taxable                                                   371           432
                                                          -----------   -----------
    TOTAL INTEREST INCOME                                       8,125         7,438
                                                          -----------   -----------
INTEREST EXPENSE:
  Deposits                                                      1,336         1,328
  Securities sold under agreements to repurchase                   68            26
  Short-term borrowings                                           119            33
  Long-term borrowings                                          1,399         1,308
                                                          -----------   -----------
    TOTAL INTEREST EXPENSE                                      2,922         2,695
                                                          -----------   -----------
NET INTEREST INCOME                                             5,203         4,743
  Provision for loan losses                                       256           296
                                                          -----------   -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         4,947         4,447
                                                          -----------   -----------
OTHER INCOME:
  Investment services income                                    1,157         1,124
  Service charges and fees                                        813           756
  Gain on the sale of:
    Loans                                                          82            13
    Available for sale securities                                 181           559
  Other                                                           120           118
                                                          -----------   -----------
    TOTAL OTHER INCOME                                          2,353         2,570
                                                          -----------   -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                2,921         2,690
  Occupancy and equipment                                         747           715
  Data processing                                                 270           226
  Advertising                                                      82            50
  Deposit insurance premiums                                       16            16
  Other                                                         1,046         1,215
                                                          -----------   -----------
    TOTAL OPERATING EXPENSES                                    5,082         4,912
                                                          -----------   -----------
Income before income taxes                                      2,218         2,105
Income tax expense                                                613           507
                                                          -----------   -----------
    NET INCOME                                            $     1,605   $     1,598
                                                          ===========   ===========
EARNINGS PER SHARE (1)
  Basic                                                   $      0.31   $      0.31
                                                          ===========   ===========
  Diluted                                                 $      0.30   $      0.30
                                                          ===========   ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                $      0.11   $      0.10
                                                          ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                     5,147,569     5,081,652
                                                          ===========   ===========
  Diluted                                                   5,318,538     5,291,758
                                                          ===========   ===========

(1) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2004.

See accompanying notes to unaudited consolidated financial statement


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                        SIX MONTHS ENDED DECEMBER 31,
                                                        -----------------------------
                                                              2004          2003
                                                          -----------   -----------
                                                                 (UNAUDITED)
INTEREST INCOME:
  Loans                                                   $    11,902   $    11,992
  Mortgage-backed securities                                      786           749
  Interest-bearing deposits                                        35            31
  Investment securities:
    Taxable                                                     2,602         1,196
    Non-taxable                                                   691           897
                                                          -----------   -----------
    TOTAL INTEREST INCOME                                      16,016        14,865
                                                          -----------   -----------
INTEREST EXPENSE:
  Deposits                                                      2,653         2,738
  Securities sold under agreements to repurchase                  114            58
  Short-term borrowings                                           205            60
  Long-term borrowings                                          2,727         2,558
                                                          -----------   -----------
    TOTAL INTEREST EXPENSE                                      5,699         5,414
                                                          -----------   -----------
NET INTEREST INCOME                                            10,317         9,451
  Provision for loan losses                                       358           676
                                                          -----------   -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         9,959         8,775
                                                          -----------   -----------
OTHER INCOME:
  Investment services income                                    2,188         2,108
  Service charges and fees                                      1,607         1,527
  Gain on the sale of:
    Loans                                                         153            85
    Available for sale securities                                 258           634
  Other                                                           236           230
                                                          -----------   -----------
    TOTAL OTHER INCOME                                          4,442         4,584
                                                          -----------   -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                5,852         5,130
  Occupancy and equipment                                       1,483         1,424
  Data processing                                                 524           459
  Advertising                                                     163            79
  Deposit insurance premiums                                       32            31
  Other                                                         2,087         2,176
                                                          -----------   -----------
    TOTAL OPERATING EXPENSES                                   10,141         9,299
                                                          -----------   -----------
Income before income taxes                                      4,260         4,060
Income tax expense                                              1,133           948
                                                          -----------   -----------
    NET INCOME                                            $     3,127   $     3,112
                                                          ===========   ===========
EARNINGS PER SHARE (1)
  Basic                                                   $      0.61   $      0.61
                                                          ===========   ===========
  Diluted                                                 $      0.59   $      0.59
                                                          ===========   ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                $      0.22   $      0.20
                                                          ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                     5,134,839     5,063,160
                                                          ===========   ===========
  Diluted                                                   5,298,117     5,245,250
                                                          ===========   ===========

(2) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2004 .

See accompanying notes to unaudited consolidated financial statement.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                               2004           2003
                                                                           -----------    -----------
                                                                                  (Unaudited)
NET INCOME                                                                 $     1,605    $     1,598

Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on securities available for sale
    during the period                                                             (245)           911
  Reclassification adjustment for (gains)
    included in net income                                                        (119)          (369)
  Net unrealized gain (loss) on cash flow hedge                                     47           (241)
                                                                           -----------    -----------
COMPREHENSIVE INCOME                                                       $     1,288    $     1,899
                                                                           ===========    ===========


                                                                                SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                               2004           2003
                                                                           -----------    -----------
                                                                                  (Unaudited)

NET INCOME                                                                 $     3,127    $     3,112

Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on securities available for sale
    during the period                                                              463           (219)
  Reclassification adjustment for (gains)
    included in net income                                                        (170)          (418)
  Net unrealized losses on cash flow hedge                                        (105)          (241)
                                                                           -----------    -----------
COMPREHENSIVE INCOME                                                       $     3,315    $     2,234
                                                                           ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                   SIX MONTHS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                    2004                   2003
-------------------------------------------------------------------------------------------            -----------
                                                                                           (Unaudited)
Net income                                                                      $     3,127            $     3,112
Add (deduct) items not affecting cash flows provided by operating activities:
  Depreciation                                                                          494                    515
  Provision for loan losses                                                             358                    676
  Gain on sale of securities available for sale                                        (258)                  (634)
  Originations of loans held for sale                                                (9,567)               (10,201)
  Proceeds from sale of loans held for sale                                           9,743                 14,128
  Gain on sale of loans held for sale                                                  (153)                   (85)
  Amortization of deferred loan fees, discounts and premiums                           (237)                     1
  Increase in trading account securities                                                 (4)                    (1)
  Increase in accrued interest receivable                                              (228)                   (86)
  Increase in value of bank owned life insurance                                       (113)                  (143)
  (Increase) decrease in other assets                                                (1,421)                   506
  (Decrease) increase in other liabilities                                           (1,132)                 1,746
  (Decrease) increase in accrued interest payable                                       (15)                    12
------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                         594                  9,546
------------------------------------------------------------------------------------------------------------------
Cash flows used in investment activities:
  Capital expenditures                                                               (1,014)                  (566)
  Net increase in loans                                                             (22,989)               (19,544)
  Purchase of investment securities                                                  (9,490)               (16,316)
  Proceeds from maturities, payments and calls of investment securities               6,760                 10,181
  Purchase of securities available for sale                                         (31,021)               (55,936)
  Proceeds from sales and calls of securities available for sale                     31,313                 51,189
  Net cash and cash equivalents received from branch acquisition                      7,216                     --
------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                        (19,225)               (30,992)
------------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities
  Net (decrease) increase in deposits before interest credited                       (9,760)               (12,088)
  Interest credited to deposits                                                       2,129                  2,258
  Decrease in securities sold under agreements to repurchase                        (11,276)               (11,649)
  Proceeds from FHLB advances                                                        48,738                 43,393
  Repayments of FHLB advances                                                       (19,383)                (2,848)
  Decrease in advance payments by borrowers for taxes and insurance                    (561)                  (918)
  Cash dividends on common stock                                                     (1,053)                  (966)
  Payment for fractional shares                                                         (10)                    (7)
   Stock options exercised                                                              508                    754
------------------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                                       9,332                 17,929
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (9,299)                (3,517)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                28,196                 25,749
                                                                                -----------            -----------
  End of period                                                                 $    18,897            $    22,232
                                                                                ===========            ===========
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                         $     1,050            $       565
  Interest                                                                      $     5,682            $     5,402
NON-CASH ITEMS:
  Stock dividend issued                                                         $     4,869            $     5,074
  Net unrealized (loss) gain on investment securities available for sale,
    net of tax                                                                  $       293            $      (637)
  Net unrealized loss on cash flow hedge                                        $      (105)           $      (241)
ACQUISITIONS:
In conjunction with the branch acquisition, liabilities assumed and assets acquired were as follows:
  Assets acquired net of cash and cash equivalents received                     $     8 291            $        --
  Cash and cash equivalents received                                            $     7,216            $        --
  Liabilities assumed
                                                                                $    15,507            $        --

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

The Bank provides a wide range of banking services to individual and corporate customers through its thirteen full-service branch offices in Chester County, Pennsylvania. The Bank provides a wide range of lending products including commercial real estate, commercial business, consumer as well as residential real estate. Its lending activities are funded primarily with retail and business deposits and borrowings. Phila. Corp. is a registered broker/dealer in all 50 states and the District of Columbia and it is also registered as an investment advisor with the Securities and Exchange Commission ("SEC"). It provides many additional services, including self-directed and managed retirement accounts, safekeeping, daily sweep money market funds, portfolio and estate valuations, life insurance and annuities, and margin accounts, to individuals and smaller corporate accounts. Phila. Corp.'s offices are located in Wayne and Philadelphia, Pennsylvania.

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

The results of operations for the three- and six-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands except per share amounts):


                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         DECEMBER 31,         DECEMBER 31,
                                                     -------------------   -------------------
                                                       2004       2003       2004       2003
                                                     -------------------   -------------------
Net income, as reported                              $  1,605   $  1,598   $  3,127   $  3,112
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                      (70)       (64)      (146)      (123)
                                                     -------------------   -------------------
Pro forma net income                                 $  1,535   $  1,534   $  2,981   $  2,989
                                                     ===================   ===================
Earnings per share:
  Basic - as reported                                $   0.31   $   0.31   $   0.61   $   0.61
                                                     ===================   ===================
  Basic - pro forma                                  $   0.30   $   0.30   $   0.58   $   0.59
                                                     ===================   ===================

  Diluted - as reported                              $   0.30   $   0.30   $   0.59   $   0.59
                                                     ===================   ===================
  Diluted - pro forma                                $   0.29   $   0.29   $   0.56   $   0.57
                                                     ===================   ===================

The effects of pro-forma net income and diluted earnings per share of applying the disclosure requirements of Statement No. 123 and Statement No. 148 for past fiscal quarters may not be representative of the future pro-forma effects on net income and earnings per share due to the vesting provisions of the options and future awards that are available to be granted.

EARNINGS PER SHARE

The dilutive effect of stock options is excluded from the computation of basic earnings per share but included in the computation of diluted earnings per share. Earnings per share and weighted average shares outstanding for the periods presented herein have been adjusted to reflect the effects of the 5% stock dividends paid in September 2004.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):


                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                           DECEMBER 31,              DECEMBER 31,
                                     -----------------------   -----------------------
                                        2004         2003          2004         2003
                                     -----------------------   -----------------------
Numerator:
  Net income                         $    1,605   $    1,598   $    3,127   $    3,112
                                     ==========   ==========   ==========   ==========

Denominator:
  Denominator for basic per share-
  weighted average shares             5,147,569    5,081,652    5,134,839    5,063,160

Effect of dilutive securities:
  Stock options                         170,969      210,106      163,278      182,090
                                     ----------   ----------   ----------   ----------
Denominator for diluted earnings
  per share-adjusted weighted
  Average shares and assumed
  Exercise                            5,318,538    5,291,758    5,298,117    5,245,250
                                     ==========   ==========   ==========   ==========

Basic earnings per share             $     0.31   $     0.31   $     0.61   $     0.61
                                     ==========   ==========   ==========   ==========
Diluted earnings per share           $     0.30   $     0.30   $     0.59   $     0.59
                                     ==========   ==========   ==========   ==========

The number of anti-dilutive stock options excluded was 48,563 for the three- and six-month periods ended December 31, 2004 and 48,563 and 52,862 for the same periods in 2003.

NOTE 2 - SUBSEQUENT EVENTS

On January 20, 2005, Chester Valley Bancorp Inc. ("Chester Valley") and Willow Grove Bancorp, Inc. ("Willow Grove") announced that they had entered into an Agreement and Plan of Merger, dated as of January 20, 2005 (the "Merger Agreement"), which sets forth the terms and conditions pursuant to which Chester Valley will be merged with and into Willow Grove (the "Merger"). The Merger Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of Chester Valley, par value $1.00 per share ("Chester Valley Common Stock"), (subject to certain exceptions) will be converted into the right to receive either $27.09 in cash or 1.4823 shares of common stock of Willow Grove, par value $0.01 per share ("Willow Grove Common Stock"), plus cash in lieu of any fractional share interest, subject to the election and allocation procedures set forth in the Agreement which are intended to ensure that approximately

64.8% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive Willow Grove Common Stock and 35.2% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive cash. Outstanding Chester Valley stock options will, at the election of the option holder, be cancelled in exchange for a cash payment per option share based on the difference between $27.09 and the applicable option exercise price, or converted into options to purchase an equivalent number of shares of Willow Grove Common Stock, adjusted based on a 1.4823 per share exchange ratio.

Consummation of the Merger is subject to a number of customary conditions, including but not limited to (i) the approval of the Agreement by the shareholders of both Willow Grove and Chester Valley and (ii) the receipt of requisite regulatory approvals of the Merger and the proposed merger of Chester Valley's banking subsidiary, First Financial Bank ("First Financial"), with and into Willow Grove's banking subsidiary, Willow Grove Bank, following consummation of the Merger. The Merger is intended to qualify as a reorganization for federal income tax purposes, such that the shares of Chester Valley exchanged for Willow Grove Common Stock will be issued to Chester Valley shareholders on a tax-free basis.

The Merger Agreement contains certain termination rights for each of Willow Grove and Chester Valley and further provides that, upon termination of the Merger Agreement under specified circumstances, Chester Valley may be required to pay to Willow Grove a termination fee of $6 million.

The Boards of Directors of Willow Grove and Chester Valley have approved the definitive agreement. The transaction is subject to all required regulatory approvals, the approval by the shareholders of Chester Valley and Willow Grove and other customary conditions. The transaction is expected to close in the third calendar quarter of 2005 with operational integration to follow soon after.

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                                  DECEMBER 31,      June 30,
                                                      2004            2004
                                                  -----------     -----------
First mortgage loans:
  Residential real estate                             $65,090         $74,004
  Construction-residential                             28,987          18,745
  Land acquisition and development                     29,250          13,928
  Commercial real estate                              146,072         140,721
  Construction-commercial                              12,994          16,187
Commercial business                                    64,599          49,142
Consumer                                              124,624         114,787
                                                  -----------     -----------
TOTAL LOANS                                           471,616         427,514
                                                  -----------     -----------
Less:
  Undisbursed loan proceeds:
    Construction-residential and land
      acquisition and development                     (35,167)        (16,223)
    Construction-commercial                            (5,661)         (9,326)
  Deferred loan fees - net                               (487)           (508)
  Allowance for loan losses                            (6,705)         (6,331)
                                                  -----------     -----------
NET LOANS                                            $423,596        $395,126
                                                  ===========     ===========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

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

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At December 31, 2004 and June 30, 2004, the recorded investment in impaired loans was $2.6 million and $4.0 million, respectively. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

NOTE 5 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $2.3 million as of December 31, 2004, all of which were fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.43% and 7.08%. At December 31, 2004, the Company had $40.8 million of undisbursed construction loan funds as well as $93.2 million of undisbursed remaining consumer and commercial line balances.

NOTE 6 - JUNIOR SUBORDINATED DEBENTURES

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

NOTE 7 - REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At December 31, 2004 and June 30, 2004 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since December 31, 2004 that management believes have changed the institution's category.

The Holding Company and the Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                               TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                              ACTUAL                 ADEQUACY PURPOSES            ACTION PROVISIONS
                                     ------------------------     ------------------------    ------------------------
                                       AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT         RATIO
                                     ----------     ---------     ----------     ---------    ----------     ---------
AS OF DECEMBER 31, 2004:
HOLDING COMPANY
Total risk-based capital ratio
   (to risk-weighted assets)           $69,939        14.01%        $39,938        8.00%        $49,923        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $63,693        12.76%        $19,969        4.00%        $29,954         6.00%
Tier 1 leverage ratio
   (to average assets)                 $63,693         9.90%        $25,730        4.00%        $32,163         5.00%

BANK
Total risk-based capital ratio
   (to risk-weighted assets)           $67,541        13.45%        $40,180        8.00%        $50,225        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $61,258        12.20%        $20,090        4.00%        $30,135         6.00%
Tier 1 leverage ratio
   (to average assets)                 $61,258         9.56%        $25,637        4.00%        $32,046         5.00%

AS OF JUNE 30, 2004:
HOLDING COMPANY
Total risk-based capital ratio
   (to risk-weighted assets)           $68,620        14.85%        $36,960        8.00%        $46,200        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $62,838        13.60%        $18,480        4.00%        $27,720         6.00%
Tier 1 leverage ratio
   (to average assets)                 $62,838         9.95%        $25,263        4.00%        $31,578         5.00%

BANK
Total risk-based capital ratio
   (to risk-weighted assets)           $65,563        14.14%        $37,101        8.00%        $46,377        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $59,759        12.89%        $18,551        4.00%        $27,826         6.00%
Tier 1 leverage ratio
   (to average assets)                 $59,759         9.50%        $25,151        4.00%        $31,439         5.00%


NOTE 8 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At December 31, 2004, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases in interest rates would have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month

LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

The fair market value of the cap has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The fair value of the interest rate cap at December 31, 2004 was $537 thousand.

NOTE 9 - SEGMENT REPORTING

The Company has two reportable segments: First Financial and Phila. Corp. First Financial operates a branch bank network with thirteen full-service banking offices and provides primarily deposit and loan services to customers. Additionally, the Bank offers trust services at its Downingtown headquarters and at Phila. Corp. Phila. Corp. operates a full service investment advisory and securities brokerage firm through two offices. Both segments operate in southeastern Pennsylvania.

The Company evaluates performance based on the net income provided by each of its reportable segments. There are no material intersegment sales or transfers.

Phila. Corp. was acquired by the Company on May 29, 1998. Since such time, the Company's reportable segments have been its two independent financial services institutions.

The following table highlights income statement and balance sheet information for each of the segments at or for December 31, 2004 and 2003 (in thousands):


                                                AT AND DURING THE THREE MONTHS ENDED DECEMBER 31,
                                                2004                                        2003
                                ------------------------------------      -------------------------------------
                                               PHILA.                                    PHILA.
                                 BANK          CORP.       TOTAL           BANK          CORP.       TOTAL
                                ----------    --------    ----------      ----------    --------    ----------
Net interest
   income                        $  5,198      $    5      $  5,203        $  4,741      $    2      $  4,743
Other income                        1,373         980         2,353           1,613         957         2,570
Total net income                    1,492         113         1,605           1,490         108         1,598
Total assets                      667,283       1,832       669,115         604,491       1,807       606,298
Total interest-
   bearing deposits                 6,123       1,435         7,558           7,203       1,516         8,719
Total trading
  securities                           --          12            12              --          11            11


                                                 AT AND DURING THE SIX MONTHS ENDED DECEMBER 31,
                                                2004                                        2003
                                ------------------------------------      -------------------------------------
                                               PHILA.                                    PHILA.
                                 BANK          CORP.       TOTAL           BANK          CORP.       TOTAL
                                ----------    --------    ----------      ----------    --------    ----------
Net interest
   income                        $ 10,308      $    9      $ 10,317        $  9,447      $    4      $  9,451
Other income                        2,585       1,857         4,442           2,747       1,837         4,584
Total net income                    2,946         181         3,127           2,912         200         3,112
Total assets                      667,283       1,832       669,115         604,491       1,807       606,298
Total interest-
   bearing deposits                 6,123       1,435         7,558           7,203       1,516         8,719
Total trading
  securities                           --          12            12              --          11            11


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF 03-1")

On December 31, 2004, the FASB voted unanimously to delay the effective date of Emerging Issues Task Force ("EITF") 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The financial statement disclosure provisions of EITF 03-1 were not affected by the December 31, 2004 delay. The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1.

SHARE-BASED PAYMENT SFAS NO. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company's financial statements.


NOTE 11 - ACQUISITIONS

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

Effective December 10, 2004, in order to further enhance its existing branch network, First Financial Bank acquired the Avondale, Chester County, Pennsylvania branch of PNC National Bank. As a result of the acquisition, First Financial Bank assumed approximately $9.1 million of deposit liabilities and acquired $5.8 million in consumer and commercial loans and buildings of $613 thousand. Additionally, the Company recorded an approximate $221 thousand Core Deposit Intangible and $1.2 million in goodwill. The acquisition was accounted for using the purchase method of accounting. The following table details the assets acquired and liabilities assumed as a result of the branch acquisitions (Dollars in thousands):

ASSETS ACQUIRED:              FIRSTRUST    AVONDALE       TOTAL
----------------------------------------------------------------
Cash on hand                   $ 6,184      $ 1,032      $ 7,216
Loans                               --        5,842        5,842
Premise and equipment               --          613          613
Goodwill                            --        1,136        1,136
Core deposit intangible            273          221          494
Other assets                        --          206          206
----------------------------------------------------------------
   Total assets acquired       $ 6,457      $ 9,050      $15,507
================================================================

Deposits                       $ 6,457      $ 9,050      $15,507
----------------------------------------------------------------
   Total liabilities assumed   $ 6,457      $ 9,050      $15,507
================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In this Form 10-Q, the Company has included certain "forward looking statements", either express or implied, which concern anticipated future operations of the Company. It is management's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-Q. The Company has used "forward looking statements" to describe certain of its future plans and strategies including management's current expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans and strategy involve certain risks, uncertainties, estimates, and assumptions, which are subject to factors beyond the Company's control. Consequently, the Company's actual results could differ materially from management's expectations. Factors that could affect results include, but are not limited to, whether and when the merger transaction described in Note 2 of Item 1 above will occur and the effects of such mergers, interest rate trends, loan delinquency rates, changes in federal and state banking regulations, competition, the general economic climate in Chester County, the mid-Atlantic region and the country as a whole, and other uncertainties described in the Company's filings with the Securities and Exchange Commission, including this Form 10-Q. These factors should be considered in evaluating the "forward looking statements", and undue reliance should not be placed on such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether written or oral that may be made from time to time by or on the Company's behalf.

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

BUSINESS STRATEGY

GROWTH. The Company seeks to increase its assets primarily through internal growth but may pursue potential acquisition opportunities which would be accretive to earnings and/or increase its market share in the regions it operates.

The two primary objectives of the Company's strategic plan are to increase loans, in particular commercial business and real estate and construction loans, consumer loans and core deposits (consisting of all deposits other than certificates of deposits). The Company's net loans increased by $28.5 million, or 7.2%, from $395.1 million at June 30, 2004 to $423.6 million at December 31, 2004. Excluding residential mortgage loans, which continued to decline, the loan portfolio grew $37.4 million or 11.6% from June 30, 2004. Additionally, in anticipation of a rising rate environment, the Company focused its retail sales personnel on variable rate home equity lines, rather than lock the Bank into longer-term fixed rate loans. In December 2004, the Company completed the acquisition of the Avondale branch from PNC National Bank, which resulted in increased consumer loans of $5.9 million and the assumption of approximately $9.1 million in deposit liabilities. Core deposits decreased by $4.0 million, or a negative 1.2% from $347.0 million at June 30, 2004 to $342.9 million at December 31, 2004. This decrease is primarily due to outflows in money market balances as well as commercial DDAs of title companies.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 59.8% of its total loan portfolio at December 31, 2004 compared to 55.8% at June 30, 2004. Single-family and multi-family residential loans comprised 13.8% of the Company's loan portfolio at December 31, 2004 as compared to 17.3% at June 30, 2004.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans decreased to $3.6 million at December 31, 2004 compared to $4.2 million at June 30, 2004. Included in the totals at both dates is a single commercial real estate loan in the amount of $2.0 million at December 31, 2004 and $2.9 million at June 30, 2004. Although the loan has always been current in the payment of interest as it has been due, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. In October 2004, the Company received a $750 thousand principal pay-down on an approximate $2.9 million non-performing commercial mortgage mentioned above. Additionally, the borrower prepaid interest as a condition to the Bank's extension of the maturity date on the remaining balance of the loan.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $192.9 million at December 31, 2004 compared to $189.5 million at June 30, 2004. This increase was due largely to the acquisition of agency bonds, and adjustable rate mortgage-backed securities. In addition, the Company had short- term interest-bearing deposits of $7.6 million at December 31, 2004 compared to $15.4 million at June 30, 2004.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of core deposits (NOW, Savings and Money Market) to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits totaled $327.0 million or 75.2% of the Company's total deposits at December 31, 2004, as compared to $319.7 million or 74.9% at June 30, 2004. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits, both internally and through the acquisitions of branch deposits from Firstrust Bank and the Avondale branch from PNC Bank. Pursuant to the Company's strategy, the major focus in 2005 is on increasing commercial and consumer core deposits and relying less on higher rate certificates of deposits, primarily municipal certificates of deposits.

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

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At December 31, 2004, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into three separate interest rate swap transactions aggregating $41.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swaps had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual re-pricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific re-pricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at December 31, 2004 is on Page 28.

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

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $669.1 million at December 31, 2004 from $642.1 million at June 30, 2004, principally due to a $28.5 million increase in loans receivable to $423.6 million at December 31, 2004 from $395.1 million at June 30, 2004. Net loans other than residential loans increased by $37.4 million or 11.6% for the same period in 2004. In line with its strategy, the growth occurred principally in the consumer and commercial loan portfolios. Residential mortgage loans as a percentage of total loans was reduced from 17.3% at June 30, 2004 to 13.8% at December 31, 2004. In addition to the loan growth, investment securities increased by $3.4 million, primarily through the acquisition of agency bonds and adjustable rate mortgage-backed securities. The loan growth was funded through a reduction in interest-bearing deposits as well as deposits assumed in the Avondale branch acquisitions along with Federal Home Loan Bank advance borrowings.

Deposits increased by $7.8 million due primarily to the acquisition of the Exton branch deposits of $6.4 million from Firstrust Bank and the Avondale branch deposits from PNC Bank. This partially offset a reduction in money market, DDA and CD balances. Federal Home Loan Bank Advances increased $29.4 million to fund the above noted asset growth.

Stockholders' equity increased by $2.8 million at December 31, 2004 as compared to June 30, 2004, primarily as a result of net income of $3.1 million, the issuance of common stock as a result of the exercise of stock options and a change in accumulated other comprehensive income of $188 thousand related to unrealized losses on securities available for sale as well as the change in the market value of the cash flow hedge, net of tax. These were partially offset by the payment of cash dividends of $1.1 million.

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


                                                                 THREE MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                             2004                                 2003
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                               AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                               BALANCE     INTEREST    RATE         BALANCE     INTEREST     RATE
                                               --------    --------    ---------    --------    --------     ------
ASSETS:
    Loans and loans held for sale (1)          $418,399    $  6,070    5.80%        $405,228    $  5,914     5.84%
    Securities and other investments (1)        193,480       2,212    5.84%         160,522       1,702     4.53%
                                               ---------------------------------    ------------------------------
    Total interest-earning assets (1)           611,879       8,282    5.41%         565,750       7,616     5.38%
                                               ---------------------------------    ------------------------------
    Non-interest earning assets                  39,695                               37,117
                                               --------                             --------
    TOTAL ASSETS                               $651,574                             $602,867
                                               ========                             ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $451,276       1,405    1.24%        $414,440       1,354     1.30%
  FHLB advances and other borrowings (2)        139,505       1,517    4.31%         131,449       1,341     4.06%
                                               ---------------------------------    ------------------------------
TOTAL INTEREST-BEARING LIABILITIES (2)          590,781       2,922    1.96%         545,889       2,695     1.96%
                                               ---------------------------------    ------------------------------
  Non-interest-bearing liabilities                6,313                                6,033
  Stockholders' equity                           54,480                               50,945
                                               --------                             --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $651,574                             $602,867
                                               ========                             ========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $  5,360    3.45%                    $  4,921     3.42%
                                                           =================                    ==================

NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                                          3.50%                                 3.46%
                                                                       =====                                 =====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                          104%                                  104%
                                                                       =====                                 =====

(1) Yield calculated using 30/360 day basis.
(2) Yield /rate calculated based on the actual number of days.


                                                                   SIX MONTHS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                             2004                                 2003
                                               --------------------------------     --------------------------------
                                                                      (Dollars in Thousands)
                                               AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                               BALANCE     INTEREST    RATE         BALANCE     INTEREST     RATE
                                               --------    --------    ---------    --------    --------     ------
ASSETS:
    Loans and loans held for sale (1)          $ 411,298   $ 11,940    5.81%        $ 401,936   $ 12,022     5.98%
    Securities and other investments (1)         197,112      4,371    4.44%          157,402      3,208     4.08%
                                               -----------------------------        ------------------------------
    Total interest-earning assets (1)            608,410     16,311    5.36%          559,338     15,230     5.45%
                                               -----------------------------        ------------------------------
    Non-interest earning assets                   40,843                               39,441
                                               ---------                            ---------
    TOTAL ASSETS                               $ 649,253                            $ 598,779
                                               =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits and repurchase agreements (2)       $ 451,856      2,768    1.22%        $ 418,524      2,796     1.33%
  FHLB advances and other borrowings (2)         135,343      2,931    4.30%          121,499      2,618     4.29%
                                               -----------------------------        ------------------------------
TOTAL INTEREST-BEARING LIABILITIES (2)           587,199      5,699    1.93%          540,023      5,414     1.99%
                                               -----------------------------        ------------------------------
  Non-interest-bearing liabilities                 8,324                                8,566
  Stockholders' equity                            53,730                               50,190
                                               ---------                            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 649,253                            $ 598,779
                                               =========                            =========
NET INTEREST INCOME/INTEREST RATE SPREAD                   $ 10,612    3.43%                    $  9,816     3.46%
                                                           =================                    ==================
NET INTEREST INCOME/AVERAGE
  INTEREST-EARNING ASSETS (2)                                          3.49%                                 3.49%
                                                                       =====                                 =====

RATIO OF AVERAGE INTEREST-EARNING ASSETS TO
  INTEREST-BEARING LIABILITIES                                          104%                                  104%
                                                                       =====                                 =====

(3) Yield calculated using 30/360 day basis.
(4) Yield /rate calculated based on the actual number of days.


The following details the tax equivalent adjustments in the above table:


                                               THREE MONTHS ENDED DECEMBER 31,
                   ----------------------------------------------------------------------------------------
                                     2004                                          2003
                   ------------------------------------------    ------------------------------------------
                     INTEREST         TAX         ADJUSTED         INTEREST         TAX         ADJUSTED
                      INCOME      ADJUSTMENT       INCOME           INCOME      ADJUSTMENT       INCOME
                   ------------------------------------------    ------------------------------------------
                                                    (Dollars in thousands)
Loans                $ 6,051        $   19        $ 6,070          $ 5,898        $   16        $ 5,914
Investments            2,074           138          2,212            1,540           162          1,702
                  ------------------------------------------     ------------------------------------------
Total                $ 8,125        $  157        $ 8,282          $ 7,438        $  178        $ 7,616
                  ==========================================     ==========================================



                                               SIX MONTHS ENDED DECEMBER 31,
                   ----------------------------------------------------------------------------------------
                                     2004                                          2003
                   ------------------------------------------    ------------------------------------------
                     INTEREST         TAX         ADJUSTED         INTEREST         TAX         ADJUSTED
                      INCOME      ADJUSTMENT       INCOME           INCOME      ADJUSTMENT       INCOME
                   ------------------------------------------    ------------------------------------------
                                                    (Dollars in thousands)
Loans                $ 11,902       $   38        $ 11,940         $ 11,992       $   30        $ 12,022
Investments             4,114          257           4,371            2,873          335           3,208
                   ------------------------------------------    ------------------------------------------
Total                $ 16,016       $  295        $ 16,311         $ 14,865       $  365        $ 15,230
                 ==========================================     ==========================================

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


                                                             SIX MONTHS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                            2004 COMPARED TO 2003                     2003 COMPARED TO 2002
                                         INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                    --------------------------------------    --------------------------------------
                                        VOLUME        RATE        TOTAL           VOLUME        RATE        TOTAL
                                    --------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Interest income on interest-earning
 assets:
  Loans and loans held for sale         $ 578         $(660)      $  (82)         $ 1,983       $(3,204)    $(1,221)
  Securities and other investments        862           301        1,163             (335)          (68)       (403)
                                    --------------------------------------    --------------------------------------
    Total interest income               1,440          (359)       1,081            1,648        (3,272)     (1,624)
                                    --------------------------------------    --------------------------------------

Interest expense on interest-bearing
 liabilities:
  Deposits and repurchase
    agreements                            438          (466)         (28)             703        (2,281)     (1,578)
  FHLB advances and other
    borrowings                            307             6          313             (234)         (260)       (494)
                                    --------------------------------------    --------------------------------------
      Total interest expense              745          (460)         285              469        (2,541)     (2,072)
Net change in net interest income       $ 695         $ 101       $  796          $ 1,179       $  (731)    $   448
                                    ======================================    ======================================


Net interest income, on a fully tax equivalent basis, increased $440 thousand and $797 thousand for the three-and six-month periods ended December 31, 2004, respectively, compared to the same periods in 2003. The net interest margin increased 4 basis points and 0 basis points over the same three- and six-month periods. Total interest income, on a fully tax equivalent basis, increased to $8.3 million for the three-month period ended December 31, 2004 from $7.6 million for the same period in 2003. Total interest income, on a fully tax equivalent basis, increased to $16.3 million for the six-month period ended December 31, 2004, from $15.2 million for the same period in 2003 due primarily as a result of an increase in average interest-earning assets of $49.1 million.

Total interest expense increased to $2.9 million from $2.7 million for the three-month period ended December 31, 2004 as compared to the three-month period ended December 31, 2003. Total interest expense increased to $5.7 million from $5.4 million for the six-month period ended December 31, 2004 as compared to the six-month period ended December 31, 2003. The increases are due largely to an increase in market interest rates over the twelve month period and balances outstanding offset by (a) a change in the mix of the deposit base from higher costing certificates of deposits to core deposits (Demand deposits, Savings and Money Market Accounts) and (b) the conversion of approximately $41.0 million of high costing fixed rate Federal Home Loan Bank Advances to lower costing variable rates through the use of interest rate swaps entered into during the period June 2003 through August 2003. Offsetting part of the decrease was an increase in the average balance of interest-bearing liabilities during both the three and six month periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $40 thousand and $318 thousand for the three- and six-months ended December 31, 2004 as compared to the same three- and six-months ended December 31, 2003. The decrease is due principally to the change in classified assets and loan volumes during the quarters ended December 31, 2004 and 2003, respectively.

OTHER INCOME

Total other income decreased $217 thousand and $142 thousand for the three- and six-months ended December 31, 2004 compared to the same three- and six-months ended December 31, 2003. The decreases are due principally to decreased gains on the sale of securities of $378 thousand and $376 thousand for the three- and six-month periods, respectively. Excluding security gains, other income increased by $161 thousand and $234 thousand for the three- and six-months ended December 31, 2004. The increases occurred primarily in investment services income, including trust fees along with increases in deposit fees resultant from a growth in transaction type deposit accounts (i.e. Consumer and business checking, money market and savings) as well as income realized upon the sale of single-family residential mortgage loans available for sale.

OPERATING EXPENSES

Total operating expenses increased by $170 thousand and $842 thousand for the three- and six- months ended December 31, 2004 as compared to the same period in 2003. This represents a 3.5% and 9.1% increases for the three- and six month period. The increase occurred primarily in compensation and benefits. In addition to normal salary increases for the year, the Company has made a significant investment in its future. On a yearly comparison, the Bank hired seven lending and private-banking relationship managers who became available as a result of the recent consolidation within the local community banking market and added an additional retail brokerage representative. In addition the Bank expanded its branch network through the Avondale branch acquisition from PNC National Bank in December 2004 and the purchase of the Firstrust deposits in Exton. Thirdly, the Bank opened a loan production office in Plymouth Meeting, Montgomery County, Pennsylvania, an area that was largely impacted by the afore-mentioned consolidation; and a Private Client office in West Chester Borough to better serve the complex needs of affluent clients and the professionals who handle their business affairs.

INCOME TAX EXPENSE

Income tax expense increased by $106 thousand and $185 thousand for the three- and six-month periods ended December 31, 2004 as compared to the comparable periods in 2003 due to an increase in pre-tax income, combined with the sale and/or redemption of a number of tax-free investments.

                                  ASSET QUALITY

Non-performing loans totaled $3.6 million and $4.2 million at December 31, 2004 and June 30, 2004, respectively. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. Included in the totals at both dates is a single commercial real estate loan in the amount of $2.0 million. Although the loan is current in the payment of interest as it has been due and the next six months payment of interest has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. In October 2004, the Company received a $750 thousand principal pay-down on an approximate $2.9 million non-performing commercial mortgage mentioned above reducing the loan balance to approximately $2.0 million. Additionally, the borrower prepaid interest as a condition to the Bank's extension of the maturity date on the remaining balance of the loan.

At December 31, 2004 and June 30, 2004, the Company's classified loans, which consisted of loans classified as substandard, doubtful or loss, totaled $9.8 million on both dates. Included in loans classified substandard at December 31, 2004 and June 30, 2004, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included in classified loans at December 31, 2004 were loans totaling $8.2 million, which are current but have been classified and are being closely monitored.

At December 31, 2004, in addition to classified loans, classified assets included three Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds at December 31, 2004 was $5.7 million ($5.6 million at June 30, 2004). Two of the three bonds with an aggregate book value of $5.0 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

The third bond was issued by the Housing Authority of Chester County and had a book balance of $720 thousand at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has provided additional funds to build additional houses, on land which was donated to this bond issue. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. Although all principal and interest have been paid per the terms of the bond indenture, this bond is on non-accrual at December 31, 2004.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as Federal Home Loan Bank overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At December 31, 2004, the Company had $2.3 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $40.8 million and $93.2 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 25, 2004, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.105 per share, both of which were paid on September 30, 2004. Additional cash dividends of $.105 per share were declared and paid in December 2004. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial and/or Phila. Corp., which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At December 31, 2004, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2004.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales of long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. At December 31, 2004, the Bank was servicing $10.8 million of loans for others, of which $2.2 million consisted of whole loans sold by the Bank to Freddie Mac. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

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

The following is an interest rate sensitivity analysis for the Bank at December 31, 2004:


             INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 2004
                             (Dollars in thousands)

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
                                         ----------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Loans: (1)
    Real estate (2)                          $ 71,308     $ 15,157    $ 26,987     $ 70,754     $ 42,858      $ 14,529   $241,593
    Commercial business                        48,366        1,692       3,091        9,106        2,344            --     64,599
    Consumer                                   58,974        5,901      10,346       26,993       12,974         9,436    124,624
  Securities and interest-bearing
    deposits (3)                               47,262       12,325      19,604       48,295       49,270        24,523    201,279
                                         ----------------------------------------------------------------------------------------

  TOTAL INTEREST-EARNING ASSETS              $225,910     $ 35,075    $ 60,028     $155,148     $107,446      $ 48,488   $632,095
                                         ----------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
  Savings accounts                           $  1,626     $  1,627    $  3,257     $ 13,064     $ 13,124      $     --   $ 32,698
  NOW accounts                                  1,769        1,770       3,544       14,221       14,296        36,066     71,666
  Money market accounts                       123,277        1,682       3,374       10,591        7,684            --    146,608
  Certificate accounts                         22,497       13,255      16,117       37,224       17,223         1,636    107,952
  Repo sweep                                   15,940           --          --           --           --            --     15,940
  Borrowings                                   48,581          510       2,584       34,938       34,044        29,661    150,318
                                         ----------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES         $213,690     $ 18,844      28,876     $110,038     $ 86,371      $ 67,363   $525,182
                                         ----------------------------------------------------------------------------------------

Cumulative (deficit) excess of
  interest-earning assets to
  interest-bearing liabilities               $ 12,220     $ 28,451    $ 59,603     $104,713     $125,788      $106,913   $106,913
                                         ============ ============  ==========  ===========  ===========   ===========  =========
Cumulative ratio of interest
  rate-sensitive assets to interest
  rate-sensitive liabilities                   105.7%       112.2%      122.8%       128.2%       127.5%        120.4%     120.4%
                                         ============ ============  ==========  ===========  ===========   ===========  =========
CUMULATIVE DIFFERENCE AS A PERCENTAGE
  OF TOTAL ASSETS                                1.8%         4.3%        8.9%        15.7%        18.9%         16.0%      16.0%
                                         ============ ============  ==========  ===========  ===========   ===========  =========

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

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
                   None

     Item 3. Defaults Upon Senior Securities
                   Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders

             The Company's annual meeting of stockholders was held on October 25, 2004.
             The following matters were presented for stockholder action at such meeting:

             (1) To elect three directors for a term of three years or until their successors have been elected and qualified:

                                                                       VOTES
                            NAME                     VOTES FOR        WITHHELD
                   -------------------------------------------------------------
                   Donna M Coughey                   4,134,962         254,048
                   John J. Cunningham, III, Esq.     4,275,396         113,614
                   William M. Wright                 4,266,613         122,397

                   The Company's other continuing Directors are as follows:
                   Edward T. Borer; James J. Clarke, Ph.D; Gerard F. Griesser; James E. McErlane, Esq; Emory S. Todd, Jr., CPA and Madeleine Wing Adler, Ph.D.

             (2) To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2005:

                      VOTES FOR             VOTES AGAINST       VOTES ABSTAINED
                   -------------------------------------------------------------
                      4,262,161                122,625               4,224

     Item 5. Other Information

                   None

     Item 6. Exhibits

             (a) The following exhibits are filed as part of this Form 10-Q.

                                INDEX TO EXHIBITS

    NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------
     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 9, 2005
     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 9, 2005
     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 9, 2005
     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 9, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Chester Valley Bancorp Inc.


Date          02/09/05                    /s/ Donna M. Coughey
    --------------------------            --------------------------------------
                                          Donna M. Coughey
                                          President and Chief Executive Officer


Date         02/09/05                     /s/ Joseph T. Crowley
    --------------------------            --------------------------------------
                                          Joseph T. Crowley
                                          CFO and Treasurer