Form 10-Q
period 2005-03-31
CHESTER VALLEY BANCORP INC
filed 2005-05-10
CIK 854098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ---------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 269-9700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                      -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): YES  X     NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK ($1.00 PAR VALUE)                           5,161,299
   ------------------------------                 ----------------------------
      (Title of Each Class)                      (Number of Shares Outstanding
                                                      as of May 1, 2005)


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES

                                      INDEX
                                      -----
                                                                                   PAGE
PART 1.  FINANCIAL INFORMATION                                                     NUMBER
-------  ---------------------                                                     ------

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         March 31, 2005 and June 30, 2004 (Unaudited)                                1

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended March 31, 2005 and 2004 (Unaudited)                      2

         CONSOLIDATED STATEMENTS OF OPERATIONS
         Nine Months Ended March 31, 2005 and 2004 (Unaudited)                       3

         STATEMENTS OF OTHER COMPREHENSIVE INCOME
         Three Months and Nine Months Ended March 31, 2005 and 2004 (Unaudited)      4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended March 31, 2005 and 2004 (Unaudited)                       5

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                      6 - 16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                      17 - 28

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               28 - 31

ITEM 4.  CONTROLS AND PROCEDURES                                                     32


PART 2.  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                           33

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS                                                                    33

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                             33

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         33

ITEM 5.  OTHER INFORMATION                                                           33

ITEM 6.  EXHIBITS                                                                    34

SIGNATURES                                                                           35
----------


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)

                                                                       MARCH 31,    JUNE 30,
                                                                         2005         2004
                                                                      ----------------------
                                                                           (UNAUDITED)

ASSETS                                                                $  14,003    $  12,844
  Cash in banks                                                           2,541       15,352
  Interest-bearing deposits
                                                                      ---------    ---------
    TOTAL CASH AND CASH EQUIVALENTS                                      16,544       28,196
                                                                      ---------    ---------
  Trading account securities                                                 13            8
  Investment securities available for sale                              130,698      130,089
  Investment securities held to maturity (fair value -
    March 31, 2005, $60,341
    June 30, 2004, $57,779)                                              61,352       59,384

  Loans held for sale                                                       747          538

  Loans receivable                                                      436,984      401,965
    Deferred fees                                                          (420)        (508)
    Allowance for loan losses                                            (6,793)      (6,331)
                                                                      ---------    ---------
      Loans receivable, net                                             429,771      395,126
                                                                      ---------    ---------
  Accrued interest receivable                                             3,236        2,652
  Property and equipment - net                                           14,083       13,009
  Bank owned life insurance                                               5,579        5,414
  Real estate owned                                                          54           54
  Goodwill                                                                2,416        1,171
  Intangible assets                                                         806          384
  Other assets                                                            9,102        6,083
                                                                      ---------    ---------
    TOTAL ASSETS                                                      $ 674,401    $ 642,108
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
  Deposits                                                            $ 456,936    $ 427,103
  Securities sold under agreements to repurchase                         21,875       27,216
  Advance payments by borrowers for taxes and insurance                     977        1,433
  Federal Home Loan Bank advances                                       127,086      120,963
  Trust preferred securities                                             10,310       10,310
  Accrued interest payable                                                  736          679
  Other liabilities                                                       2,249        2,147
                                                                      ---------    ---------
    TOTAL LIABILITIES                                                   620,169      589,851
                                                                      ---------    ---------

  Stockholders' Equity:
  Preferred stock - $1.00 par value;
    5,000,000 shares authorized; none issued                                 --           --
  Common stock - $1.00 par value;
    10,000,000 shares authorized;
     5,161,911 and 4,876,484 shares issued and outstanding
     at March 31, 2005 and June 30, 2004, respectively                    5,162        4,876
  Additional paid-in capital                                             41,527       36,247
  Retained earnings - partially restricted                               10,149       13,303
  Treasury stock (612 and 583 shares at March 31, 2005 and June 30,
    2004, respectively, at cost)                                            (13)         (13)
  Accumulated other comprehensive loss, net                              (2,593)      (2,156)
                                                                      ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                           54,232       52,257
                                                                      ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 674,401    $ 642,108
                                                                      =========    =========

See accompanying notes to consolidated financial statements


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                              2005          2004
                                                          -----------    -----------
                                                                 (UNAUDITED)
INTEREST INCOME:
  Loans                                                   $     6,378    $     5,690
  Mortgage-backed securities                                      431            396
  Interest-bearing deposits                                        39             16
  Investment securities:
    Taxable                                                     1,300            844
    Non-taxable                                                   339            423
                                                          -----------    -----------
    TOTAL INTEREST INCOME                                       8,487          7,369
                                                          -----------    -----------
INTEREST EXPENSE:
  Deposits                                                      1,419          1,258
  Securities sold under agreements to repurchase                   87             21
  Short-term borrowings                                            65             70
  Long-term borrowings                                          1,501          1,275
                                                          -----------    -----------
    TOTAL INTEREST EXPENSE                                      3,072          2,624
                                                          -----------    -----------
NET INTEREST INCOME                                             5,415          4,745
  Provision for loan losses                                       112            180
                                                          -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         5,303          4,565
                                                          -----------    -----------
OTHER INCOME:
  Investment services income                                    1,014          1,096
  Service charges and fees                                      1,037            716
  Gain on the sale of:
    Loans                                                         129             15
    Available for sale securities                                  32            378
  Other                                                           110            108
                                                          -----------    -----------
    TOTAL OTHER INCOME                                          2,322          2,313
                                                          -----------    -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                3,092          2,825
  Occupancy and equipment                                         867            752
  Data processing                                                 272            278
  Advertising                                                     114             89
  Deposit insurance premiums                                       15             15
  Merger and integration charges                                  439             --
  Debt prepayment fees                                          1,608             --
  Other                                                         1,173            785
                                                          -----------    -----------
    TOTAL OPERATING EXPENSES                                    7,580          4,744
                                                          -----------    -----------
Income before income taxes                                         45          2,134
Income tax (benefit) expense                                     (149)           528
                                                          -----------    -----------
    NET INCOME                                            $       194    $     1,606
                                                          ===========    ===========
EARNINGS PER SHARE (1)
  Basic                                                   $      0.04    $      0.32
                                                          ===========    ===========
  Diluted                                                 $      0.04    $      0.30
                                                          ===========    ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                $      0.11    $      0.10
                                                          ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                     5,154,885      5,096,848
                                                          ===========    ===========
  Diluted                                                   5,399,024      5,292,764
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


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, Except for Per Share Amounts)

                                                          NINE MONTHS ENDED MARCH 31,
                                                          --------------------------
                                                              2005          2004
                                                          -----------    -----------
                                                                 (UNAUDITED)
INTEREST INCOME:
  Loans                                                   $    18,280    $    17,682
  Mortgage-backed securities                                    1,217          1,145
  Interest-bearing deposits                                        74             47
  Investment securities:
    Taxable                                                     3,905          2,040
    Non-taxable                                                 1,030          1,320
                                                          -----------    -----------
    TOTAL INTEREST INCOME                                      24,506         22,234
                                                          -----------    -----------
INTEREST EXPENSE:
  Deposits                                                      4,075          3,996
  Securities sold under agreements to repurchase                  201             79
  Short-term borrowings                                           270            130
  Long-term borrowings                                          4,228          3,833
                                                          -----------    -----------
    TOTAL INTEREST EXPENSE                                      8,774          8,038
                                                          -----------    -----------
NET INTEREST INCOME                                            15,732         14,196
  Provision for loan losses                                       470            856
                                                          -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        15,262         13,340
                                                          -----------    -----------
OTHER INCOME:
  Investment services income                                    3,202          3,204
  Service charges and fees                                      2,644          2,243
  Gain on the sale of:
    Loans                                                         282            100
    Available for sale securities                                 290          1,012
  Other                                                           346            338
                                                          -----------    -----------
    TOTAL OTHER INCOME                                          6,764          6,897
                                                          -----------    -----------
OPERATING EXPENSES:
  Salaries and employee benefits                                8,944          7,955
  Occupancy and equipment                                       2,350          2,176
  Data processing                                                 796            737
  Advertising                                                     277            168
  Deposit insurance premiums                                       47             46
  Merger and integration charges                                  439             --
  Debt prepayment fees                                          1,608             --
  Other                                                         3,260          2,961
                                                          -----------    -----------
    TOTAL OPERATING EXPENSES                                   17,721         14,043
                                                          -----------    -----------
Income before income taxes                                      4,305          6,194
Income tax expense                                                984          1,476
                                                          -----------    -----------
    NET INCOME                                            $     3,321    $     4,718
                                                          ===========    ===========
EARNINGS PER SHARE (1)
  Basic                                                   $      0.65    $      0.93
                                                          ===========    ===========
  Diluted                                                 $      0.62    $      0.90
                                                          ===========    ===========
DIVIDENDS PER SHARE PAID DURING PERIOD (1)                $      0.32    $      0.30
                                                          ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING (1)
  Basic                                                     5,141,423      5,074,308
                                                          ===========    ===========
  Diluted                                                   5,334,583      5,264,381
                                                          ===========    ===========


(2) Earnings per share, dividends per share and weighted average shares outstanding have been restated to reflect the effects of the 5% stock dividends paid in September 2004.
See accompanying notes to unaudited consolidated financial statement.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ---------------------------
                                                                                     2005              2004
                                                                                  -----------       ---------
                                                                                           (Unaudited)
NET INCOME                                                                        $      194        $   1,606

Other comprehensive income, net of tax:
  Net unrealized holding (losses) gains on securities available for sale
     during the period                                                                  (834)             826
  Reclassification adjustment for (gains)
     included in net income                                                              (21)            (249)
  Net unrealized gain (loss) on cash flow hedge                                          230              (97)
                                                                                  -----------       ----------
COMPREHENSIVE INCOME                                                              $     (431)       $   2,086
                                                                                  ===========       =========


                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ---------------------------
                                                                                     2005              2004
                                                                                  -----------       ---------
                                                                                           (Unaudited)

NET INCOME                                                                        $    3,321        $   4,718

Other comprehensive income, net of tax:
  Net unrealized holding (losses) gains on securities available for sale
     during the period                                                                  (371)             608
  Reclassification adjustment for (gains)
     included in net income                                                             (191)            (668)
  Net unrealized gain (losses) on cash flow hedge                                        125             (338)
                                                                                  ----------        ---------
COMPREHENSIVE INCOME                                                              $   2,884         $   4,320
                                                                                  ==========        =========

See accompanying notes to unaudited consolidated financial statements.


                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                                                                        NINE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                         2005                2004
------------------------------------------------------------------------------------------------        -----------
                                                                                              (Unaudited)
Net income                                                                             $  3,321            $  4,718
Add (deduct) items not affecting cash flows provided by operating activities:
  Depreciation                                                                              758                 748
  Provision for loan losses                                                                 470                 856
  Gain on sale of securities available for sale                                            (290)             (1,012)
  Originations of loans held for sale                                                   (13,739)            (10,975)
  Proceeds from sale of loans held for sale                                              13,812              14,565
  Gain on sale of loans held for sale                                                      (282)               (100)
  Amortization of deferred loan fees, discounts and premiums                               (219)                (33)
  (Increase) in trading account securities                                                   (5)                 --
  Increase in accrued interest receivable                                                  (564)               (292)
  Increase in value of bank owned life insurance                                           (165)               (193)
  (Increase) decrease in other assets                                                    (2,453)             (1,584)
  (Decrease) increase in other liabilities                                                  101               1,893
  (Decrease) increase in accrued interest payable                                            25                  11
--------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                             770               8,602
--------------------------------------------------------------------------------------------------------------------
Cash flows used in investment activities:
  Capital expenditures                                                                   (1,219)               (837)
  Net increase in loans                                                                 (29,278)            (10,491)
  Purchase of investment securities                                                     (11,854)            (26,458)
  Proceeds from maturities, payments and calls of investment securities                  10,212              12,440
  Purchase of securities available for sale                                             (43,070)            (91,822)
  Proceeds from sales and calls of securities available for sale                         41,795              86,401
  Net cash and cash equivalents received from branch acquisition                          7,216              13,437
--------------------------------------------------------------------------------------------------------------------
Net cash flows used in investment activities                                            (26,198)            (17,330)
--------------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities
  Net (decrease) increase in deposits before interest credited                           11,038              (3,509)
  Interest credited to deposits                                                           3,321               3,422
  Decrease in securities sold under agreements to repurchase                             (5,341)             (8,426)
  Proceeds from FHLB advances                                                            58,738              69,393
  Repayments of FHLB advances                                                           (52,615)            (39,873)
  Decrease in advance payments by borrowers for taxes and insurance                        (456)               (716)
  Cash dividends on common stock                                                         (1,595)             (1,477)
  Payment for fractional shares                                                             (10)                 (7)
  Stock options exercised                                                                   696                 881
--------------------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                                          13,776              19,688
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               (11,652)             10,960
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                    28,196              25,749
                                                                                    ------------        -----------
  End of period                                                                        $ 16,544            $ 36,709
                                                                                    ============        ===========
SUPPLEMENTAL DISCLOSURES:
  Cash payments during the year for:
  Taxes                                                                                $  1,120            $  1,025
  Interest                                                                             $  8,717            $  7,992
NON-CASH ITEMS:
  Stock dividend issued                                                                $  4,869            $  5,075
  Net unrealized (loss) gain on investment securities available for sale, net of tax   $   (562)           $    (60)
  Net unrealized loss on cash flow hedge                                               $    125            $   (338)
ACQUISITIONS:
In conjunction with the branch acquisition, liabilities assumed and assets acquired were as follows:
  Assets acquired net of cash and cash equivalents received                            $  8 291            $  6,173
  Cash and cash equivalents received                                                   $  7,216            $ 13,437
  Liabilities assumed                                                                  $ 15,507            $ 19,610

See accompanying notes to unaudited consolidated financial statements.

                  CHESTER VALLEY BANCORP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Chester Valley Bancorp Inc. (the "Holding Company") was incorporated in the Commonwealth of Pennsylvania in August 1989. The business of the Holding Company and its subsidiaries (collectively, the "Company" and sometimes referred to as "Chester Valley") consists of the operations of First Financial Bank ("First Financial" or the "Bank"), a Pennsylvania-chartered commercial bank founded in 1922 as a Pennsylvania-chartered savings association. The Company also operates a full service investment advisory and securities brokerage business through its association with Philadelphia Corporation for Investment Services ("Phila. Corp."). Effective September 1, 2001, the Bank converted to a Pennsylvania-chartered commercial bank. As a consequence of such charter conversion and with the approval by the Federal Reserve Bank of Philadelphia under delegated authority from the Board of Governors of the Federal Reserve System ("FRB"), the Holding Company became a bank holding company that has also been designated by the FRB as a financial holding company. Prior to such conversion, the Holding Company was a unitary thrift holding company.

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

The results of operations for the three- and nine-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2005. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2004.


GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting. Other intangibles represent primarily the net present value of the future economic benefits to be derived from the purchase of core deposits ("core deposit intangible"), which are being amortized on an accelerated basis over their estimated useful lives of approximately eight years. Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. For all business combinations completed after June 30, 2001, such as the acquisition of the Coatesville and Avondale Branches from PNC National Bank, goodwill is deemed to have an indefinite life and is therefore not amortized, but is subject to annual impairment tests.

The Company adopted the remaining provisions of SFAS No. 142 on April 1, 2002. Under these rules, all goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provisions of SFAS No. 142. Other intangible assets continue to be amortized over their estimated useful lives.


MORTGAGE SERVICING RIGHTS

The Company originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Company may retain the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheet. The servicing rights are periodically evaluated for impairment based on their relative fair value.


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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands except per share amounts):


                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             MARCH 31,                MARCH 31,
                                                      ---------------------    ----------------------
                                                        2005          2004        2005          2004
                                                      ---------------------    ----------------------
Net income, as reported                               $   194       $ 1,606     $ 3,321       $ 4,718
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                      (70)          (71)       (216)         (195)
                                                      ---------------------    ----------------------
Pro forma net income                                  $   124       $ 1,535     $ 3,105      $  4,523
                                                      =====================    ======================

Earnings per share:
   Basic - as reported                                $  0.04       $  0.32     $  0.65       $  0.93
                                                      =====================    ======================
   Basic - pro forma                                  $  0.02       $  0.30     $  0.60       $  0.89
                                                      =====================    ======================

   Diluted - as reported                              $  0.04       $  0.30     $  0.62       $  0.90
                                                      =====================    ======================
   Diluted - pro forma                                $  0.02       $  0.29     $  0.58       $  0.86
                                                      =====================    ======================

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):


                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
                                                      --------------------------   -----------------------
                                                         2005            2004         2005         2004
                                                      ----------      ----------   ----------   ----------
Numerator:
  Net income                                          $      194      $    1,606   $    3,321   $    4,718
                                                      ==========      ==========   ==========   ==========

Denominator:
  Denominator for basic per share-
  weighted average shares                              5,154,885       5,096,848    5,141,423    5,074,308

Effect of dilutive securities:
  Stock options                                          244,139         195,916      193,160     190,073
                                                      ----------      ----------   ----------   ----------

Denominator for diluted earnings
  per share-adjusted weighted
  Average shares and assumed
  Exercise                                             5,399,024       5,292,764    5,334,583    5,264,381
                                                      ==========      ==========   ==========   ==========

Basic earnings per share                              $     0.04      $     0.32   $     0.65   $     0.93
                                                      ==========      ==========   ==========   ==========
Diluted earnings per share                            $     0.04      $     0.30   $     0.62   $     0.90
                                                      ==========      ==========   ==========   ==========

The number of anti-dilutive stock options excluded was 0 and 48,038 for the three- and nine-month periods ended March 31, 2005 and 48,563 for the same periods in 2004.


NOTE 2 - PENDING ACQUISITION

On January 20, 2005, Chester Valley Bancorp Inc. ("Chester Valley") and Willow Grove Bancorp, Inc. ("Willow Grove") announced that they had entered into an Agreement and Plan of Merger, dated as of January 20, 2005 (the "Merger Agreement"), which sets forth the terms and conditions pursuant to which Chester Valley will be merged with and into Willow Grove (the "Merger"). The Merger Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of Chester Valley, par value $1.00 per share ("Chester Valley Common Stock"), (subject to certain exceptions) will be converted into the right to receive either $27.90 in cash or 1.4823 shares of common stock of Willow Grove, par value $0.01 per share ("Willow Grove Common Stock"), plus cash in lieu of any fractional share interest, subject to the election and allocation procedures set forth in the Agreement which are intended to ensure that approximately 64.8% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive Willow Grove Common Stock and 35.2% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive cash. Outstanding Chester Valley stock options will, at the election of the option holder, be cancelled in exchange for a cash payment per option share based on the difference between $27.90 and the applicable option exercise price, or converted into options to purchase an equivalent number of shares of Willow Grove Common Stock, adjusted based on a
1.4823 per share exchange ratio.

Consummation of the Merger is subject to a number of customary conditions, including but not limited to (i) the approval of the Agreement by the shareholders of both Willow Grove and Chester Valley and (ii) the receipt of requisite regulatory approvals of the Merger and the proposed merger of Chester Valley's banking subsidiary, First Financial, with and into Willow Grove's banking subsidiary, Willow Grove Bank, following consummation of the Merger. The Merger is intended to qualify as a reorganization for federal income tax purposes, such that the shares of Chester Valley exchanged for Willow Grove Common Stock will be issued to Chester Valley shareholders on a tax-free basis.

The Merger Agreement contains certain termination rights for each of Willow Grove and Chester Valley and further provides that, upon termination of the Merger Agreement under specified circumstances, Chester Valley may be required to pay to Willow Grove a termination fee of $6.0 million.

The Boards of Directors of Willow Grove and Chester Valley have approved the definitive agreement. The transaction is subject to all required regulatory approvals, the approval by the shareholders of Chester Valley and Willow Grove and other customary conditions. The transaction is expected to close in the third calendar quarter of 2005 with operational integration to follow soon after.


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows (in thousands):

                                           MARCH 31,    June 30,
                                             2005         2004
                                          ---------    ---------
First mortgage loans:
   Residential real estate                $  56,286    $  74,004
   Construction-residential                  28,550       18,745
   Land acquisition and development          29,387       13,928
   Commercial real estate                   154,506      140,721
   Construction-commercial                   14,393       16,187
Commercial business                          66,435       49,142
Consumer                                    129,945      114,787
                                          ---------    ---------
TOTAL LOANS                                 479,502      427,514
                                          ---------    ---------
Less:
   Undisbursed loan proceeds:
      Construction-residential and land
           acquisition and development      (35,403)     (16,223)
      Construction-commercial                (7,115)      (9,326)
   Deferred loan fees - net                    (420)        (508)
   Allowance for loan losses                 (6,793)      (6,331)
                                          ---------    ---------
NET LOANS                                 $ 429,771    $ 395,126
                                          =========    =========

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

For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans as well as commercial business loans with balances of less than $100,000. For applicable loans, the Company evaluates the need for impairment recognition when a loan becomes non-accrual or earlier if, based on management's assessment of the relevant facts and circumstances, it is probable that the Company will be unable to collect all proceeds under the contractual terms of the loan agreement. At March 31, 2005 and June 30, 2004, the recorded investment in impaired loans was $3.0 million and $4.0 million, respectively. The Company's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans. Impaired loans are charged off when the Company determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

NOTE 5 - COMMITMENTS

Commitments to potential mortgagors of the Bank amounted to $2.0 million as of March 31, 2005, all of which were fixed-rate loans (primarily consisting of single-family residential mortgages) bearing interest rates of between 5.88% and 6.09%. At March 31, 2005, the Company had $42.5 million of undisbursed construction loan funds as well as $100.1 million of undisbursed remaining consumer and commercial line balances.

NOTE 6 - JUNIOR SUBORDINATED DEBENTURES

On March 26, 2002, the Company issued $10.3 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity. The Trust then issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Federal Reserve. The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032. Effective March 31, 2004, the Company deconsolidated the Trust, resulting in a change in the characterization of the underlying consolidated debt obligations from the previous trust preferred securities to junior subordinated debentures. The junior subordinated debentures qualify as a component of capital for regulatory purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to adjusted total assets (as defined). At March 31, 2005 and June 30, 2004 the Bank was in compliance with all such requirements and is deemed a "well-capitalized" institution for regulatory purposes. There are no conditions or events since March 31, 2005 that management believes have changed the institution's category.

The Holding Company and the Bank's regulatory capital amounts and ratios are presented in the table as follows (dollars in thousands):


                                                                                                TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                               ACTUAL                 ADEQUACY PURPOSES           ACTION PROVISIONS
                                     -------------------------    ------------------------    -------------------------
                                        AMOUNT        RATIO         AMOUNT         RATIO        AMOUNT         RATIO
                                     -----------    ----------    -----------    ---------    -----------    ----------
AS OF MARCH 31, 2005:
HOLDING COMPANY
Total risk-based capital ratio
   (to risk-weighted assets)           $69,930        13.71%        $40,820        8.00%        $51,025        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $63,547        12.45%        $20,410        4.00%        $30,615         6.00%
Tier 1 leverage ratio
   (to average assets)                 $63,547         9.47%        $26,833        4.00%        $33,541         5.00%

BANK
Total risk-based capital ratio
   (to risk-weighted assets)           $67,916        13.38%        $40,611        8.00%        $50,764        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $61,572        12.13%        $20,305        4.00%        $30,458         6.00%
Tier 1 leverage ratio
   (to average assets)                 $61,572         9.28%        $26,527        4.00%        $33,158         5.00%


                                                                                                TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                               ACTUAL                 ADEQUACY PURPOSES            ACTION PROVISIONS
                                     -------------------------    ------------------------     -------------------------
                                       AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT          RATIO
                                     -----------    ----------    -----------     --------     -----------    ----------
AS OF JUNE 30, 2004:
HOLDING COMPANY
Total risk-based capital ratio
   (to risk-weighted assets)           $68,620        14.85%        $36,960        8.00%        $46,200        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $62,838        13.60%        $18,480        4.00%        $27,720         6.00%
Tier 1 leverage ratio
   (to average assets)                 $62,838         9.95%        $25,263        4.00%        $31,578         5.00%

BANK
Total risk-based capital ratio
   (to risk-weighted assets)           $65,563        14.14%        $37,101        8.00%        $46,377        10.00%
Tier 1 risk-based capital ratio
   (to risk-weighted assets)           $59,759        12.89%        $18,551        4.00%        $27,826         6.00%
Tier 1 leverage ratio
   (to average assets)                 $59,759         9.50%        $25,151        4.00%        $31,439         5.00%


NOTE 8 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At March 31, 2005, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into an interest rate swap transaction aggregating $20.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swap had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases in interest rates would have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

The fair market value of the cap has two components: the intrinsic value and the time value of the option. The cap is marked-to-market quarterly, with changes in the intrinsic value of the cap, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The fair value of the interest rate cap at March 31, 2005 was $828 thousand.

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

The following table highlights income statement and balance sheet information for each of the segments at or for March 31, 2005 and 2004 (in thousands):


                                                     AT AND DURING THE THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------------------------------------------------------
                                                  2005                                          2004
                                 ---------------------------------------    ------------------------------------------
                                                   PHILA.                                       PHILA.
                                    BANK           CORP.         TOTAL            BANK           CORP.         TOTAL
                                 -----------      ---------    -----------    ------------     ---------    ----------
Net interest income               $  5,407         $    8       $  5,415        $  4,743        $    2       $  4,745
Other income                         1,396            926          2,322           1,326           987          2,313
Total net income                       102             92            194           1,508            98          1,606
Total assets                       672,370          2,031        674,401         628,295         2,065        630,360
Total interest-
  bearing deposits                     822          1,719          2,541          24,704         1,731         26,435
Total trading securities                --             13             13              --            10             10

                                                    AT AND DURING THE NINE MONTHS ENDED MARCH 31,
                                 -------------------------------------------------------------------------------------
                                                  2005                                          2004
                                 ---------------------------------------    ------------------------------------------
                                                   PHILA.                                       PHILA.
                                    BANK           CORP.         TOTAL            BANK           CORP.         TOTAL
                                 -----------      ---------    -----------    ------------     ---------    ----------
Net interest income               $ 15,715         $   17       $ 15,732       $ 14,190         $    6       $ 14,196
Other income                         3,981          2,783          6,764          4,073          2,824          6,897
Total net income                     3,048            273          3,321          4,421            297          4,718
Total assets                       672,370          2,031        674,401        628,295          2,065        630,360
Total interest-
   bearing deposits                    822          1,719          2,541         24,704          1,731         26,435
Total trading securities                --             13             13             --             10             10

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

THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF 03-1")

On March 31, 2005, the FASB voted unanimously to delay the effective date of Emerging Issues Task Force ("EITF") 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The financial statement disclosure provisions of EITF 03-1 were not affected by the March 31, 2005 delay. The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1.

ACCOUNTING FOR STOCK BASED COMPENSATION SFAS NO. 123R

In December 2004 the Financial Accounting Standards Board revised Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123r"). SFAS 123r required that the fair-value-based method of accounting for stock options be used for all public entities and eliminates alternative accounting methods; consequently, similar economic transactions will be accounted for similarly. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as compared to the original statement which permitted entities to account for forfeitures as they occur. In addition, SFAS 123r amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. On April 14, 2005 the Securities and Exchange Commission amended the compliance dates for SFAS 123r. Under the amended compliance dates, SFAS 123r becomes effective for public entities that do not file as small business issuers, as of the beginning of the first fiscal reporting period that begins after June 15, 2005. SFAS 123r applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original statement will apply SFAS 123r using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original statement for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original statement. Pro forma disclosures under the original statement are presented in Note 1 "Stock-Based Compensation." The Company does not anticipate recording expense significantly different than what is presented in Note 1.

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

    ASSETS ACQUIRED:                  FIRSTRUST       AVONDALE        TOTAL
    --------------------------------------------------------------------------
    Cash on hand                      $   6,184      $   1,032      $   7,216

    Loans                                    --          5,842          5,842

    Premise and equipment                    --            613            613

    Goodwill                                 --          1,136          1,136

    Core deposit intangible                 273            221            494
    Other assets                             --            206            206
    --------------------------------------------------------------------------
      Total assets acquired           $   6,457      $   9,050      $  15,507
    ==========================================================================

    Deposits                          $   6,457      $   9,050      $  15,507
    --------------------------------------------------------------------------
      Total liabilities assumed       $   6,457      $   9,050      $  15,507
    ==========================================================================

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

The two primary objectives of the Company's strategic plan are to increase loans, in particular commercial business and real estate and construction loans, consumer loans and core deposits (consisting of all deposits other than certificates of deposits). The Company's net loans increased by $34.6 million, or 8.8%, from $395.1 million at June 30, 2004 to $429.8 million at March 31, 2005. Excluding residential mortgage loans, which continued to decline, the loan portfolio grew $52.4 million or 16.3% from June 30, 2004. Additionally, in anticipation of a rising rate environment, the Company focused its retail sales personnel on variable rate home equity lines, rather than lock the Bank into longer-term fixed rate loans. In December 2004, the Company completed the acquisition of the Avondale branch from PNC National Bank, which resulted in increased consumer loans of $5.9 million and the assumption of approximately $9.1 million in deposit liabilities. Core deposits increased by $17.2 million, or 5.0% from $347.0 million at June 30, 2004 to $364.2 million at March 31, 2005. This increase is primarily due to inflows in money market balances as well as commercial DDAs of title companies.

EMPHASIS ON COMMERCIAL LENDING. The Company has been and will continue to seek to increase its higher yielding portfolios of commercial real estate and commercial business loans. The Company's commercial real estate, commercial business and construction and land acquisition loans comprised in the aggregate 61.2% of its total loan portfolio at March 31, 2005 compared to 55.8% at June 30, 2004. Single-family and multi-family residential loans comprised 11.7% of the Company's loan portfolio at March 31, 2005 as compared to 17.3% at June 30, 2004.

MAINTAIN LOAN QUALITY. Management believes that maintaining high loan quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of loan quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its lending activity to the origination of loans secured by property located in its market area. The Company's non-accrual loans decreased to $3.4 million at March 31, 2005 compared to $4.2 million at June 30, 2004. Included in the totals at both dates is a single commercial real estate loan in the amount of $2.0 million at March 31, 2005 and $2.9 million at June 30, 2004. Although the loan has always been current in the payment of interest as it has been due, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. In October 2004, the Company received a $750 thousand principal pay-down on the $2.9 million non-performing commercial mortgage mentioned above. Additionally, the borrower prepaid interest as a condition to the Bank's extension of the maturity date on the remaining balance of the loan.

STABLE SOURCE OF LIQUIDITY. The Company purchases investment securities that management believes to be appropriate for liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. The portfolio totaled, in the aggregate, $192.1 million at March 31, 2005 compared to $189.5 million at June 30, 2004. This increase was due largely to the acquisition of agency bonds, and adjustable rate mortgage-backed securities. In addition, the Company had short- term interest-bearing deposits of $2.5 million at March 31, 2005 compared to $15.4 million at June 30, 2004.

EMPHASIS ON DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of core deposits (NOW, Savings and Money Market) to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of high quality service, competitively priced service fees, customer convenience, an experienced staff and a strong commitment to the communities in which it serves. Lower costing core deposits excluding securities sold under agreements to repurchase, totaled $342.3 million or 74.9% of the Company's total deposits at March 31, 2005, as compared to $319.7 million or 74.9% at June 30, 2004. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits, both internally and through the acquisitions of branch deposits from Firstrust Bank and the Avondale branch from PNC Bank. Pursuant to the Company's strategy, the major focus in 2005 is on increasing commercial and consumer core deposits and relying less on higher rate certificates of deposits, primarily municipal certificates of deposits.

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

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. At March 31, 2005, the Company was positively gapped whereby its interest-earning assets were re-pricing at a quicker rate than its interest-bearing liabilities. To partially offset the negative impact of the current low market interest rate environment, the Company entered into an interest rate swap transaction aggregating $20.0 million notional amount to hedge certain of its higher rate Federal Home Loan Bank Advances. The swap had the effect of converting the higher fixed rate advances to lower adjustable rate borrowings, which positively impacts the Company's net interest margin in the current interest rate environment. Further, since the Company is positively gapped, if the balance sheet were to remain static, future increases should have similar impacts to the earnings and costs of the interest-earning assets and interest-bearing liabilities. Additionally, in August 2003, the Company purchased a

$30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap ("Interest Rate Corridor"). The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Interest Rate Corridor is being used to hedge the cash flows of $10.0 million in floating rate Trust Preferred Securities as well as the cash flows of certain borrowings, which could negatively impact earnings in a rising interest rate environment.

As stated in prior announcements concerning our Company's combination with Willow Grove Bancorp, Inc., it is intended that the combined companies would de-leverage the balance sheet through a sale of certain assets and repayment of FHLB borrowings. On February 15, 2005, the Company terminated an aggregate of $21.0 million interest rate swap agreements with Morgan Keegan and received $109 thousand, which represented the current market value of the swap. The interest rate swap was used to hedge $21.0 million in FHLB borrowings with an average cost of 5.95%. On March 16, 2005, the Company prepaid the $21.0 million of callable fixed rate borrowings resulting in a prepayment penalty of approximately $1.6 million on a pre-tax basis ($1.1 million after tax). The repayment was done with available cash on hand as well as the sale of certain investment securities and fixed rate loans. The repayment is expected to positively impact the Company's future net interest margin and operating results as the cost of the borrowings was greater than the yield on the assets utilized to fund the repayment.

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

To provide a more accurate one-year gap position of the Company, certain deposit classifications are based on the interest-rate sensitive attributes and not on the contractual re-pricing characteristics of these deposits. Management estimates, based on historical trends of the Bank's deposit accounts, that money market deposits are sensitive to interest rate changes. Accordingly, the interest-sensitive portions of these deposits are classified in the less than one-year categories with the remainder in the over five years category. Deposit products with interest rates based on a particular index are classified according to the specific re-pricing characteristic of the index. Deposit rates other than time deposit rates are variable, and changes in deposit rates are typically subject to local market conditions and management's discretion and are not indexed to any particular rate. The Interest Rate Sensitivity Analysis at March 31, 2005 is on Page 31.

Generally, during a period of rising interest rates, a positive gap would result in an increase in net interest income while a negative gap would adversely affect net interest income. However, the interest-sensitivity table on Page 31 does not provide a comprehensive representation of the impact of interest rate changes on net interest income. Each category of assets or liabilities will not be affected equally or simultaneously by changes in the general level of interest rates. Even assets and liabilities, which contractually re-price within the same period may not, in fact, re-price at the same price or the same time or with the same frequency. It is also important to consider that the table represents a specific point in time. Variations can occur as the Company adjusts its interest-sensitivity position for the Bank throughout the year.

                               FINANCIAL CONDITION
                               -------------------

The Company's total assets increased to $674.4 million at March 31, 2005 from $642.1 million at June 30, 2004, principally due to a $34.6 million increase in loans receivable to $429.8 million at March 31, 2005 from $395.1 million at June 30, 2004. Net loans other than residential loans increased by $52.4 million or 16.3% for the same period in 2004. In line with its strategy, the growth occurred principally in the consumer and commercial loan portfolios. Residential mortgage loans as a percentage of total loans was reduced from 17.3% at June 30, 2004 to 11.7% at March 31, 2005. In addition to the loan growth, investment securities increased by $2.6 million, primarily through the acquisition of agency bonds and adjustable rate mortgage-backed securities. The loan growth was funded through a reduction in interest-bearing deposits as well as deposits assumed in the Avondale branch acquisitions along with Federal Home Loan Bank advance borrowings.

Deposits increased by $29.8 million due primarily to the acquisition of the Exton branch deposits of $6.4 million from Firstrust Bank, $9.1 million from the Avondale branch acquisition from PNC Bank and the assumption of a $10.0 million Pennsylvania Local Government Investment Trust CD through the Federal Home Loan Bank. Federal Home Loan Bank Advances increased $6.1 million to fund the above noted asset growth.

Stockholders' equity increased by $2.0 million at March 31, 2005 as compared to June 30, 2004, primarily as a result of net income of $3.3 million, the issuance of common stock as a result of the exercise of stock options and a change in accumulated other comprehensive income of $437 thousand related to unrealized losses on securities available for sale as well as the change in the market value of the cash flow hedge, net of tax. These were partially offset by the payment of cash dividends of $1.6 million.

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


                                                                     THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------------------------------
                                                               2005                             2004
                                                 -----------------------------------------------------------------
                                                  AVERAGE               YIELD/     AVERAGE                   YIELD/
                                                  BALANCE    INTEREST    RATE      BALANCE    INTEREST       RATE
                                                  -------    --------    ----      -------    --------       ----
                                                                    (DOLLARS IN THOUSANDS)
Assets:
  Residential (1)                               $  65,029    $    907    5.58%   $  81,868    $  1,173       5.73%
  Construction (2)                                 22,192         337    6.16%      17,905         214       4.81%
  Commercial real estate (1)                      156,463       2,476    6.33%     144,863       2,245       6.20%
  Commercial business (2)                          63,828         876    5.57%      46,870         585       5.02%
  Installment (2)                                 126,909       1,760    5.62%     108,036       1,415       5.27%
  Fees                                                 --          51                   --          73
                                                ---------    --------    -----   ---------    --------       -----
       Total loans                                434,421       6,407    5.90%     399,542       5,705       5.71%
  Securities and other investments (1)            197,982       2,236    4.52%     169,669       1,837       4.33%
                                                ---------    --------    -----   ---------    --------       -----
       Total interest-earning assets              632,403       8,643    5.47%     569,211       7,542       5.30%
  Non-interest earning assets                      41,632                           36,212
                                                ---------                        ---------
       Total Assets                             $ 674,035                        $ 605,423
                                                =========                        =========


Liabilities and Stockholders' Equity:
  DDA (2)                                       $ 144,331    $     42    0.12%   $ 120,678    $     37       0.12%
  Savings (2)                                      32,473          18    0.22%      31,203          16       0.21%
  MMA (2)                                         152,740         638    1.69%     129,383         424       1.32%
  CD (2)                                          115,828         721    2.52%     112,989         781       2.78%
                                                ---------    --------    -----   ---------    --------       -----
    Total deposits                                445,372       1,419    1.29%     394,253       1,258       1.28%
                                                ---------    --------    -----   ---------    --------       -----
  FHLB advances and other borrowings (2)          149,177       1,566    4.26%     134,428       1,345       4.02%
  Repo sweep (2)                                   17,577          87    2.01%      15,248          21       0.55%
                                                ---------    --------    -----   ---------    --------       -----
    Total interest-bearing liabilities            612,126       3,072    2.04%     543,929       2,624       1.94%
  Non-interest-bearing liabilities                  6,723                            8,820
  Stockholders' equity                             55,186                           52,674
                                                ---------                        ---------
    Total liabilities and stockholders' equity  $ 674,035                        $ 605,423
                                                =========                        =========
Net interest income/interest rate spread                     $  5,571    3.43%                $  4,918       3.36%
                                                             ========    =====                ========       ====

Net yield on interest-earning assets                                     3.52%                               3.48%
                                                                         =====                               =====
Ratio of average interest-earning assets to
  interest-bearing liabilities                                            104%                                105%
                                                                         =====                               =====

(1)  Yield calculated using 30/360 day basis.

(2)  Yield /rate calculated based on the actual number of days.


                                                                     NINE MONTHS ENDED MARCH 31,
                                                 --------------------------------------------------------------------
                                                               2005                              2004
                                                 --------------------------------------------------------------------
                                                  AVERAGE                YIELD/     AVERAGE                YIELD/
                                                  BALANCE      INTEREST   RATE      BALANCE      INTEREST   RATE
                                                 ---------     --------   ----     ---------     --------   ----
                                                                       (DOLLARS IN THOUSANDS)
Assets:
  Residential (1)                                $  68,625    $  2,910    5.65%    $  88,388     $  3,790   5.72%
  Construction (2)                                  19,470         827    5.66%       18,343          660   4.80%
  Commercial real estate (1)                       152,216       7,136    6.25%      146,038        6,918   6.32%
  Commercial business (2)                           58,188       2,372    5.43%       44,783        1,718   5.12%
  Installment (2)                                  120,415       4,897    5.42%      105,059        4,161   5.28%
  Fees                                                  --         205                    --          480
                                                 ---------    --------    ----     ---------     --------   ----
    Total loans                                    418,914      18,347    5.84%      402,611       17,727   5.87%
  Securities and other investments (1)             197,368       6,610    4.47%      162,044        5,046   4.15%
                                                 ---------    --------    ----     ---------     --------   ----
    Total interest-earning assets                  616,282      24,957    5.40%      564,655       22,773   5.38%
  Non-interest earning assets                       41,232                            36,339
                                                 ---------                         ---------
    Total Assets                                 $ 657,514                         $ 600,994
                                                 =========                         =========


Liabilities and Stockholders' Equity:
  DDA (2)                                        $ 141,272    $    127    0.12%    $ 123,804     $    112   0.12%
  Savings (2)                                       33,021          53    0.21%       31,009           48   0.21%
  MMA (2)                                          151,083       1,689    1.49%      118,026        1,135   1.28%
  CD (2)                                           111,896       2,206    2.63%      125,982        2,701   2.85%
                                                 ---------    --------    ----     ---------     --------   ----
    Total deposits                                 437,272       4,075    1.24%      398,821        3,996   1.33%
                                                 ---------    --------    ----     ---------     --------   ----
  FHLB advances and other borrowings (2)           139,887       4,498    4.28%      125,883        3,963   4.19%
  Repo sweep (2)                                    18,226         201    1.47%       18,549           79   0.57%
                                                 ---------    --------    ----     ---------     --------   ----
    Total interest-bearing liabilities             595,385       8,774    1.96%      543,253        8,038   1.97%
  Non-interest-bearing liabilities                   7,913                             6,723
  Stockholders' equity                              54,216                            51,018
                                                 ---------                         ---------
    Total liabilities and stockholders'equity    $ 657,514                         $ 600,994
                                                 =========                         =========
Net interest income/interest rate spread                      $ 16,183    3.44%                  $ 14,735   3.41%
                                                              ========    =====                  ========   =====

Net yield on interest-earning assets                                      3.50%                             3.47%
                                                                          =====                             =====

Ratio of average interest-earning assets to
  interest-bearing liabilities                                             104%                              104%
                                                                          =====                             =====


The following details the tax equivalent adjustments in the above table:


                                             THREE MONTHS ENDED MARCH 31,
                   -------------------------------------------------------------------------------
                                2005                                          2004
                   ------------------------------------      -------------------------------------
                   INTEREST         TAX        ADJUSTED      INTEREST         TAX         ADJUSTED
                    INCOME       ADJUSTMENT     INCOME        INCOME       ADJUSTMENT      INCOME
                   ------------------------------------      -------------------------------------
                                              (Dollars in thousands)
    Loans          $ 6,378         $   29       $ 6,407       $ 5,690         $   15       $ 5,705
    Investments      2,109            127         2,236         1,679            158         1,837
                   ------------------------------------      -------------------------------------
    Total          $ 8,487         $  156       $ 8,643       $ 7,369         $  173       $ 7,542
                   ====================================      =====================================


                                             NINE MONTHS ENDED MARCH 31,
                   -------------------------------------------------------------------------------
                                2005                                          2004
                   ------------------------------------      -------------------------------------
                   INTEREST         TAX        ADJUSTED      INTEREST         TAX         ADJUSTED
                    INCOME       ADJUSTMENT     INCOME        INCOME       ADJUSTMENT      INCOME
                   ------------------------------------      -------------------------------------
                                              (Dollars in thousands)
    Loans          $ 18,280        $   67      $ 18,347      $ 17,682         $   45      $ 17,727
    Investments       6,226           384         6,610         4,552            494         5,046
                   ------------------------------------      -------------------------------------
    Total          $ 24,506        $  451      $ 24,957      $ 22,234         $  539      $ 22,773
                   ====================================      =====================================


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


                                                                 NINE MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------------------
                                                  2005 COMPARED TO 2004               2004 COMPARED TO 2003
                                               INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                              --------------------------------   ---------------------------------
                                               VOLUME        RATE      TOTAL      VOLUME        RATE       TOTAL
                                              --------     -------    --------   ---------    -------    ---------
                                                                   (Dollars in thousands)
Interest income on interest-earning assets:
Residential                                   $   (835)    $   (45)   $   (880)  $  (1,666)   $  (722)   $  (2,388)
Construction                                        43         124         167          29         21           50
Commercial real estate                             295         (77)        218       1,108     (1,076)          32
Commercial business                                544         110         654         318       (235)          83
Installment                                        623         113         736       1,326       (461)         865
Fees                                                --        (275)       (275)         --       (345)        (345)
                                              --------------------------------   ---------------------------------
Total loans                                        670         (50)        620       1,115     (2,818)      (1,703)
Securities & other investments                   1,155         409       1,564         (70)      (179)        (249)
                                              --------------------------------   ---------------------------------
  Total interest income                          1,825         359       2,184       1,045     (2,997)      (1,952)
                                              --------------------------------   ---------------------------------

Interest expense on interest-bearing liabilities:
DDA                                                 15          --          15          38       (172)        (134)
Savings                                              5          --           5           4       (133)        (129)
MMA                                                350         204         554         473       (373)         100
CD                                                (293)       (202)       (495)     (1,379)      (721)      (2,100)
                                              --------------------------------   ---------------------------------
Total interest expense on deposits                  77           2          79        (864)    (1,399)      (2,263)
FHLB advances & other borrowings                   448          87         535         588     (1,000)        (412)
Repo sweep                                          (1)        123         122           2        (67)         (65)
                                              --------------------------------   ---------------------------------
  Total interest expense                           524         212         736        (274)    (2,466)      (2,740)
                                              --------------------------------   ---------------------------------
Net change in net interest income             $  1,301     $   147    $  1,448   $   1,319    $  (531)   $     788
                                              ================================   =================================

Net interest income, on a fully tax equivalent basis, increased $653 thousand and $1.4 million for the three-and nine-month periods ended March 31, 2005, respectively, compared to the same periods in 2004. The net interest margin increased 4 basis points and 3 basis points over the same three- and nine-month periods. Total interest income, on a fully tax equivalent basis, increased to $8.6 million for the three-month period ended March 31, 2005 from $7.5 million for the same period in 2004. Total interest income, on a fully tax equivalent basis, increased to $25.0 million for the nine-month period ended March 31, 2005, from $22.8 million for the same period in 2004 due primarily as a result of an increase in average interest-earning assets of $51.6 million.

Total interest expense increased to $3.1 million from $2.6 million for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004. Total interest expense increased to $8.8 million from $8.0 million for the nine-month period ended March 31, 2005 as compared to the nine-month period ended March 31, 2004. The increases are due largely to an increase in market interest rates over the twelve month period and balances outstanding offset by (a) a change in the mix of the deposit base from higher costing certificates of deposits to core deposits (Demand deposits, Savings and Money Market Accounts) and (b) the conversion of approximately $41.0 million of high costing fixed rate Federal Home Loan Bank Advances to lower costing variable rates through the use of interest rate swaps entered into during the period June 2003 through August 2003. Offsetting part of the decrease was an increase in the average balance of interest-bearing liabilities during both the three- and nine-month periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased by $68 thousand and $386 thousand for the three- and nine-months ended March 31, 2005 as compared to the same three- and nine-months ended March 31, 2004. The decrease is due principally to the change in classified assets and loan volumes during the three- and nine-months ended March 31, 2005 and 2004, respectively.

OTHER INCOME

Total other income increased $9 thousand and decreased by $133 thousand for the three- and nine-months ended March 31, 2005 compared to the same three- and nine-months ended March 31, 2004. The decreases are due principally to decreased gains on the sale of securities of $346 thousand and $722 thousand for the three- and nine-month periods, respectively. Other components of other income increased by $355 thousand and $589 thousand for the three- and nine-months ended March 31, 2005. The increases occurred primarily in investment services income, including trust fees along with increases in deposit fees resultant from a growth in transaction type deposit accounts (i.e. Consumer and business checking, money market and savings) as well as income realized upon the sale of single-family residential mortgage loans available for sale.

OPERATING EXPENSES

Total operating expenses increased by $2.8 million and $3.7 million for the three- and nine- months ended March 31, 2005 as compared to the same period in 2004. This represents a 59.8% and 26.2% increases for the three- and nine-month period. As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission, the Company prepaid approximately $21.0 million in Federal Home Loan Bank Borrowings with an average cost of 5.95%, resulting in a prepayment penalty of approximately $1.6 million. The repayment was done with available cash on hand as well as the sale of certain investment securities and fixed rate loans. The repayment is expected to positively impact the Company's future net interest margin and operating results as the cost of the borrowings was greater than the yield on the assets utilized to fund the repayment. Additionally the Company incurred $439 thousand in merger and integration charges related to the Company's previously announced merger with Willow Grove Bancorp. In addition to normal salary increases for the year, the Company has made a significant investment in its future. On a yearly comparison, the Bank hired seven lending and private-banking relationship managers who became available as a result of the recent consolidation within the local community banking market and added an additional retail brokerage representative. In addition the Bank expanded its branch network through the Avondale branch acquisition from PNC National Bank in December 2004 and the purchase of the Firstrust deposits in Exton. Thirdly, the Bank opened a loan production office in Plymouth Meeting, Montgomery County, Pennsylvania, an area that was largely impacted by the afore-mentioned consolidation; and a Private Client office in West Chester Borough to better serve the complex needs of affluent clients and the professionals who handle their business affairs.

INCOME TAX EXPENSE

Income tax expense decreased by $677 thousand and $492 thousand for the three- and nine-month periods ended March 31, 2005 as compared to the comparable periods in 2004 due to a decrease in pre-tax income, as well as a lower relative decline in tax exempt income, relative to the decrease in pre-tax income.

                                  ASSET QUALITY

Non-performing loans totaled $3.4 million and $4.2 million at March 31, 2005 and June 30, 2004, respectively. It is the policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier, if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the current loan terms. Interest income is not accrued until the financial condition and payment record of the borrower clearly demonstrates the borrower's ability to service the debt. Included in the totals at both dates is a single commercial real estate loan in the amount of $2.0 million. Although the loan is current in the payment of interest as it has been due and the next six months payment of interest has been prepaid, the loan was placed on non-accrual as principal was not repaid in accordance with the original stated maturity. The borrower has encountered financial difficulties, the underlying real estate is outside the Bank's primary lending area and repayment is dependent upon factors not under the complete control of the borrower. In October 2004, the Company received a $750 thousand principal pay-down on the $2.9 million non-performing commercial mortgage mentioned above reducing the loan balance to approximately $2.0 million. Additionally, the borrower prepaid interest as a condition to the Bank's extension of the maturity date on the remaining balance of the loan.

At March 31, 2005 and June 30, 2004, the Company's classified loans, which consisted of loans classified as substandard, doubtful or loss, totaled $7.8 million and $9.8 million, respectively. Included in loans classified substandard at March 31, 2005 and June 30, 2004, were all loans 90 days past due and loans which were less than 90 days delinquent but inadequately protected by the current paying capacity of the borrower or of the collateral pledged, or which were subject to one or more well-defined weaknesses which may jeopardize the satisfaction of the debt. Also included in classified loans at March 31, 2005 were loans totaling $6.3 million, which are current but have been classified and are being closely monitored.

At March 31, 2005, in addition to classified loans, classified assets included three Non-rated Pennsylvania Municipal Authority Bonds that have been classified as substandard. These bonds were originally purchased during the period from June 1998 through June 2000. The aggregate book value of the bonds at March 31, 2005 was $5.8 million ($5.6 million at June 30, 2004). Two of the three bonds with an aggregate book value of $5.1 million are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

The third bond was issued by the Housing Authority of Chester County and had a book balance of $720 thousand at an interest rate of 6% and final maturity in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has provided additional funds to build additional houses, on land which was donated to this bond issue. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses. Although all principal and interest have been paid per the terms of the bond indenture, this bond is on non-accrual at March 31, 2005.

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

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as Federal Home Loan Bank overnight deposits. On a longer-term basis, the Company maintains a strategy of investing in various lending and investment securities products. The Company uses its sources of funds to primarily fund loan commitments and maintain a substantial portfolio of investment securities, and to meet its ongoing commitments to pay maturing savings certificates and other deposits. At March 31, 2005, the Company had $2.0 million in commitments to fund loan originations. In addition, at such date the Company had undisbursed loans in process for construction loans of $42.5 million and $100.1 million in undisbursed lines of credit. Management of the Company believes that the Company has adequate resources, including principal prepayments and repayments of loans and investment securities and borrowing capacity, to fund all of its commitments to the extent required.

The Company's current dividend policy is to declare a regular quarterly dividend with the intent that the level of the dividend per share be reviewed and determined by the Board of Directors on a quarterly basis. Dividends will be in the form of cash and/or stock after giving consideration to all aspects of the Company's performance for the current and prior quarter and other relevant aspects. On August 25, 2004, the Board of Directors declared a 5% stock dividend and a quarterly cash dividend of $.105 per share, both of which were paid on September 30, 2004. Additional cash dividends of $.105 per share were declared and paid in December 2004 and March 2005. Cash dividends from the Holding Company are primarily dependent upon dividends paid to it by First Financial and/or Phila. Corp., which, in turn, are subject to certain restrictions established by federal regulators and Pennsylvania law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest rate risk inherent in its lending, investments and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. At March 31, 2005, the Company's management believes that the interest rate exposure has not significantly changed since disclosed at June 30, 2004.

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

The Company periodically identifies certain loans as held for sale at the time of origination, primarily consisting of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). The Company regularly re-evaluates its policy and revises it as deemed necessary. The majority of loans sold to date have consisted of sales of long-term, fixed-rate, single-family residential mortgage loans in furtherance of the Company's goal of better matching the maturities and interest-rate sensitivity of its assets and liabilities. At March 31, 2005, the Bank was servicing $21.3 million of loans for others, of which $12.7 million consisted of whole loans sold by the Bank to Freddie Mac. Sales of loans produce future servicing income and provide funds for additional lending and other purposes.

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

The following is an interest rate sensitivity analysis for the Bank at March 31, 2005:


                               INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 2005
                                              (Dollars in thousands)

                                                            MORE THAN   MORE THAN    MORE THAN    MORE THAN
                                                        THREE MONTHS  SIX MONTHS     ONE YEAR  THREE YEARS
                                          THREE MONTHS       THROUGH     THROUGH      THROUGH      THROUGH   MORE THAN
                                               OR LESS    SIX MONTHS    ONE YEAR  THREE YEARS   FIVE YEARS  FIVE YEARS      TOTAL
                                          ---------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
   Loans: (1)
       Real estate (2)                        $ 71,819      $ 16,838    $ 27,548     $ 74,571    $  39,425   $  10,731  $ 240,932
       Commercial business                      46,904         1,974       3,607       10,657        3,293          --     66,435
       Consumer                                 61,124         6,147      10,774       28,545       14,688       8,667    129,945
   Securities and interest-bearing
       deposits (3)                             49,338        13,256      20,496       44,366       26,229      42,788    196,473
                                          ---------------------------------------------------------------------------------------

   TOTAL INTEREST-EARNING ASSETS              $229,185      $ 38,215    $ 62,425     $158,139    $  83,635   $  62,186  $ 633,785
                                          ---------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
   Savings accounts                           $  1,644      $  1,645     $ 3,293      $13,211    $  13,274   $      --  $  33,067
   NOW accounts                                  1,625         1,626       3,256       13,065       13,134      33,136     65,842
   Money market accounts                       135,736         1,504       3,016       10,152        8,250          --    158,658
   Certificate accounts                         32,126        10,669      14,709       37,954       18,003       1,160    114,621
   Repo sweep                                   21,875            --          --           --           --          --     21,875
   Borrowings                                   25,913         6,043       2,650       34,796       28,038      29,646    127,086
                                          ---------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES         $218,919      $ 21,487    $ 26,924     $109,178      $80,699   $  63,942  $ 521,149
                                          ---------------------------------------------------------------------------------------

Cumulative (deficit) excess of
   interest-earning assets to
   interest-bearing liabilities               $ 10,266      $ 26,994    $ 62,495     $111,456    $ 114,392   $ 112,636  $ 112,636
                                          ============      ========    =========    ========    =========   =========  =========
Cumulative ratio of interest
   rate-sensitive assets to interest
   rate-sensitive  liabilities                  104.7%        111.2%      123.4%       129.6%       125.0%      121.6%     121.6%
                                          ============      ========    =========    ========    =========   =========  =========
CUMULATIVE DIFFERENCE AS A PERCENTAGE OF
   TOTAL ASSETS                                   1.5%          4.0%        9.3%        16.6%        17.0%       16.8%      16.8%
                                          ============      ========    =========    ========    =========   =========  =========


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

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") in accordance with the provisions of Rules 13a-15 and 15d-15(c) of the Securities Exchange Act of 1934. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.

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

In accord with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     The Company is involved in legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the Company.

     On March 1, 2005, First Financial received a subpoena for the production of documents from the Regional Municipal Securities Counsel in the Philadelphia Office of the Securities and Exchange Commission (the "SEC"). The subpoena arises out of a non-public SEC investigation titled "Hummelstown General Authority," which Authority issued non-rated revenue bonds now in default, underwritten by the firm of a former director of Chester Valley and First Financial. The SEC subpoena seeks documents concerning First Financial's involvement with non-rated municipal securities, including those issued to finance the Whitetail Golf Course by the Dauphin County General Authority and the Hummelstown General Authority, through the former director's firm, and related matters. First Financial is working with SEC lawyers to assist the SEC in its investigation. First Financial previously has produced documents to the SEC in response to the SEC's voluntary request for assistance in this matter.

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

                                INDEX TO EXHIBITS

    NUMBER                              DESCRIPTION
--------------------------------------------------------------------------------
     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005
     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005
     32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005
     32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Chester Valley Bancorp Inc.


Date          05/10/05                   /s/ Donna M. Coughey
    -------------------------            ---------------------------------------
                                         Donna M. Coughey
                                         President and Chief Executive Officer


Date         05/10/05                    /s/ Joseph T. Crowley
    -------------------------            ---------------------------------------
                                         Joseph T. Crowley
                                         CFO and Treasurer